Form 10KSB
period 1997-12-31
EPIGEN INC /DE
filed 1998-06-09
CIK 879354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For Fiscal Year Ended: December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________________

                         Commission file number 1-11055


                                  Epigen, Inc.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                       04-31230172
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

Tower Lodge, North Tower Hill Road, Box L, Millbrook, NY           12545
         (Address of Principal Executive Offices)                (Zip Code)

                                 (914) 677-5317
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                         on Which Registered

         Units, each consisting of two shares of
         Common Stock, two Class A Warrants and
         one Class B Warrant.......................            None

         Common Stock, par value $.001 per share...            None

         Class A Warrants..........................            None

         Class B Warrants..........................            None


Securities registered under Section 12(g) of the Exchange Act:

                                 Not Applicable

         Check whether the issuer: (1) filed all reports required to by filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]              No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

         On September 28, 1994, the last day the issuer's Common Stock was traded, the aggregate market value (based upon the American Stock Exchange - Emerging Company Marketplace last trade price before trading was halted) held by non-affiliates was approximately $2,782,910.

         The number of shares of Common Stock, $.001 par value per share, outstanding as of June 9, 1998 was 3,536,937.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual report on Form 10-KSB for the fiscal year ended December 31, 1995 - Part II.

2. Annual report on Form 10-KSB for the fiscal year ended December 31, 1996 - Parts II and III.

3.       Information Statement on Schedule 14C dated August 9, 1997

PART I

ITEM 1.  BUSINESS

         Introduction

         Epigen, Inc, (the "Company") was incorporated in Delaware on April 24, 1991 to become the successor to COD Associates, L.P. ("COD"), a Delaware limited partnership. Effective May 1, 1991, in accordance with an assignment and assumption agreement, all interests and rights of COD were assigned to, and certain obligations and liabilities of COD were assumed by, the Company in exchange for the issuance of shares of the Company's Common Stock to the partners of COD.

         The Company is developing products to monitor, diagnose and treat cancer in a more effective, less expensive and less invasive manner than other products currently available. If approved for sale by the appropriate regulatory authorities, these products will utilize the Company's proprietary Human Carcinoma Antigen ("HCA") and its proprietary monoclonal antibody ("mAb") technology to detect, monitor and treat carcinomas. The Company's products are all based on proprietary technology developed first at Massachusetts General Hospital ("MGH") and then further developed at Boston Biomedical Research Institute ("BBRI") by Dr. John Codington.

         The COD Test

         The Company has completed the basic development of an in vitro (outside the body) diagnostic blood test for cancer (the "COD Test") that uses the Company's technology. The COD Test is designed to monitor HCA levels in a patient's blood stream. HCA is found in large quantities on the cell membrane surface of nearly all carcinomas, but is generally absent in healthy cells. Because HCA is a tumor associated antigen, there is a direct relationship between the size of a tumor and the quantity of HCA found in the blood. The COD Test can be used to monitor a cancer patient's response to therapy and to detect residual or recurring cancer.

         Retrospective clinical trials (using banked serum samples of cancer patients) have been completed at two sites in the United States. Prospective clinical trials in the United States on breast cancer patients in which patients are enrolled and followed for an extended period of time, are almost complete. This should generate the data necessary for diagnostic companies to evaluate the Company's technology prior to licensing.

         The Company's strategic partners, once such a relationship has been established, will be required to assume the responsibility for regulatory prerequisites in the United States,

Europe and Japan, and will conduct necessary clinical trials in order to seek approval for use of the COD Test as a monitoring aid for breast, colon and lung cancer as well as a confirmatory test for most carcinomas.

         In order for the COD Test to be commercially acceptable to potential users such as hospitals and clinical laboratories, at a minimum it must be functionally comparable to antigen-based blood tests currently used to monitor at least one major category of carcinoma. Company data indicate that with advanced breast cancer patients, the COD Test picks up abnormals (cancers) better than the bio-markers used to monitor breast cancer patients. Company data further indicate that the COD Test has lead time, i.e., it can predict a recurrence in some cases up to eight months before the physician can clinically make that determination. The Company believes that the COD Test may be superior to other antigen-based blood tests for breast, prostate and colon cancer. The Company also expects the COD Test to be relatively inexpensive, and to reduce the need for subsequent imaging and biopsy procedures. At this time, any conclusion as to whether the COD Test is superior or comparable to other tests is dependent upon the results of prospective clinical trials.

         The Company does not presently have the resources to complete the development, conduct prospective clinical trials, manufacture and market the COD Test. The Company continues to seek funding for future development and clinical trials of its products and certain potential strategic partners and other sources for such funding are currently reviewing the efficacy of such products.

         In Vivo Imaging Agent

         The Company also has a program to develop an in vivo (inside the body) imaging agent designed to assist in the diagnosis and staging (i.e., determining whether cancer has spread to other organs) of carcinoma patients. The in vivo imaging agent consists of one of the Company's proprietary mAb's linked with a radioactive label on the site of any epithelial tumor. Through the use of a scintillation camera, the radioactive label should then be detectable and displayable on a computer screen or hard copy similar to an X-ray. The resulting images are expected to confirm the diagnosis of a carcinoma, to indicate whether a tumor has metastasized, to locate the metastases and to be a post-operative check to determine whether all cancer has been removed.

         The FDA regulates in vivo imaging agents as biologicals which require full clinical testing. An Investigational New Drug ("IND") application is required before clinical trials can begin. Several of the components of this lengthy document have been completed. This includes a cGMP manufacturing run with full documentation and quality control viral testing for the mAb which will be injected into the patients. Animal toxicology testing has demonstrated that this is a safe product.

         To help expedite the clinical trials of the in vivo imaging agent, the Company will combine the first two phases (safety and dosimetry). The Company expects that the Phase I/II human clinical trials will be conducted at the Columbia Presbyterian Medical Center under the direction of a team including Dr. Philip Alderson, Chairman of the Department of Radiology, Dr. Martin Oster, Associate Professor of Clinical Medicine and a Specialist in Oncology, Dr. Rashid Fawwaz, Professor of Radiology, and Dr. Ronald VanHeertum, Professor of Clinical Radiology. All are members of the Company's Scientific Advisory Board.

         The Company does not have the resources to complete the IND, test, manufacture and market the in vivo imaging agent, and will seek to raise equity capital and to enter into arrangements with third parties to fund the extensive clinical trials required by the regulatory process in return for marketing rights to the product.

         Therapeutic Vaccine

         The Company has developed a series of anti-idiotypic monoclonal antibodies for use as a therapeutic vaccine to treat a broad range of human carcinomas, including breast, lung, colon and prostate cancers. The objective of this vaccine is to stimulate the body's immune system to attack carcinomas. If successful, the vaccine would create an immune response through the creation of antibodies that recognize HCA. It would be necessary for the Company initially to rely on a contract manufacturer for the production of this vaccine and to seek out strategic partners to fund the clinical trials and other aspects of the regulatory process in return for the marketing rights to the vaccine. Components of this program are being used to enhance the performance of the COD Test.

         Preliminary tests on mice have shown that when vaccinated with the Company's anti-idiotypic monoclonal antibody and subsequently challenged with malignant tumors, the mice lived a normal life. Mice which had not been vaccinated and so challenged, die within two weeks.

         The Company recently entered into a contract with Dr. Carl Olsson, Professor and Chairman of the Department of Urology of Columbia Presbyterian Hospital, to develop the therapeutic vaccine using his department's financial resources.

         Impact of Regulation

         Marketing the Company's products will be subject to prior regulatory clearance for approval by the FDA and comparable agencies or other informal processes of foreign countries, none of which has been obtained. The regulatory process in the United States and abroad, including the required pre-clinical testing for the in vivo imaging agent and therapeutic vaccine, differs for each product but is generally lengthy and expensive. The strategic partner will be required to demonstrate that it can manufacture these products in a reproducible manner, that the products are safe in animal models and that there is a basis for believing that they may be effective in humans prior to the start of clinical trials. For products which require full clinical testing, trials are arranged to evaluate the product's pharmacological actions and possible side effects (Phase I). If acceptable product safety is demonstrated, the product is then tested for effectiveness in a well-controlled study using a relatively small number of patients (Phase II). If Phase II is successfully completed, the product is then subject to expanded, controlled and uncontrolled, trials intended to gather additional information regarding the product's safety and effectiveness. Only after the clinical trials are successfully completed may the Company apply to the FDA for approval to market a product.

         While it is impossible at this time to predict the effect of the various health care containment initiatives currently under consideration by the United States government and various participants in the private sector, it is virtually certain that the Company and its products will be affected in some fashion.

         Competition

         The pharmaceutical industry (including biopharmaceutical and diagnostics companies) is characterized by rapidly evolving technology and by intensive competition and research efforts. Many companies, research biotechnology institutes and universities are working in biotechnology disciplines similar to the Company's fields of endeavor and many of these entities have greater sources of funding available to them. In addition, many companies and universities are engaged in the development of, and may offer, products which may be or are competitive with the Company's proposed products. There are numerous competitors in this field, with no one company, research institute or university being dominant. The principal method of competition for the Company is expected to be product performance.

         Employees and Consultants

         As of March 31, 1998, the Company had two full-time and one part-time employees, two of whom have agreed to have part of their respective salaries accrue while the Company seeks to raise additional equity capital and one of whom has agreed to accept stock in lieu of salary.

         The Company relies on a Scientific Advisory Board, currently consisting of eleven individuals having extensive collective experience in the fields of organic chemistry, radiology, pathology, molecular genetics, oncology, nuclear medicine, microbiology, immunology and biostatistics to review and evaluate the Company's research programs, advise the Company with respect to evolving technology and recommend personnel to the Company. The Company also retains consultants to supervise and implement its scientific programs.

         Research and Development

         The total dollar amount spent during 1996 and 1997 on research sponsored by the Company was $261,665 and $542,992 respectively.

         Customers

         The Company is still in the development stage, will not have customers until a license agreement is obtained with a strategic partner, and no material part of the business of the Company is dependent upon a single customer or a very few customers.

         Raw Materials

         The raw materials for the Company's proposed products consist of standard chemicals, specially created murine mAb's and specifically created epiglycanin (a murine antigen).

         Intellectual Property Rights

         The Company owns the worldwide rights to all of the mAb and HCA technology developed at BBRI, in return for the payment to BBRI of a 5% royalty on net sales, pursuant to an agreement with BBRI (the "BBRI Agreement"). These royalties extend for the life of any patent which issues or 10 years after the first commercial introduction in a country of a product covered by the agreement, whichever is later. If a patent issues as a result of the research being done at the University of Oslo, the Company is obligated to pay a l% royalty to the University of Oslo on net sales for therapeutic products covered by the patent. If this occurs, the royalty obligation to BBRI for the same covered product is reduced to 4.5%. The Company will own the rights to all patents resulting from Company-sponsored research conducted at the University of Oslo and at BBRI.

         Effective June 1, 1993, the company entered into an agreement with MGH to reacquire exclusive United States rights (subject to the achievement of certain objectives) to certain hybridoma cell lines and mAb's that may be used in connection with the COD Test, in vivo imaging agent or therapeutic vaccine. The agreement provides for royalty payments to MGH or 5% for sales of products using such monoclonal antibodies in the United

States during the life of the patent and 2% outside the United States (where there is no patent protection) for eight ears following the first commercial sale. Pursuant to the BBRI Agreement, in the event royalties are payable to MGH, the royalty payable to BBRI will be reduced so that the total royalties payable to BBRI and MGH do not exceed 6%. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50%.

         In February 1994, a continuation-in-part was filed in the United States, and corresponding patent applications were also filed in certain important foreign countries, covering HCA, HCA antigens, HCA immunoassay and methods of imaging and therapy. The COD Test, in vivo imaging agent and therapeutic vaccine are all covered under these patent filings. The patent application process can be expected to take several years and may entail considerable expense, without any assurance that a significant patent or any patent will issue. On October 20, 1995 a Notice of Allowance was received for a patent covering the COD Test, specifically an assay to determine the presence of human carcinoma antigen (HCA) in a biological sample.

         Environmental Compliance

         The effective environmental compliance on the Company's operations is not significant.

ITEM 2.  PROPERTIES

         The Company occupies an aggregate of approximately 2,000 square feet of rental space in Millbrook, New York.

         The Company leased office space of approximately 2,000 square feet in Millbrook, New York from Donald C. Fresne, the Company's Chairman of the Board of Directors. The Company leased this space on a month-to-month basis prior to May 1, 1991, and, effective on that date, entered into a three-year lease agreement paying rent equal to the real estate taxes, insurance and utilities allocable thereto. The Company believes that the terms of the lease are at least as favorable as could have been obtained from a non-affiliated lessor. The Company paid $23,453 in rent under the lease in 1994 and $15,820 in rent in 1995. On April 14, 1994, Donald C. Fresne agreed effective immediately to terminate the lease. Further, Donald C. Fresne agreed to waive all sums accrued and unpaid by the Company under this lease from and after October 1, 1994 through April 14, 1995. On June 1, 1995, the Company agreed to reinstitute this lease under the same terms and conditions as the previous lease, and the Company paid $27,120 and $33,000 in rent under the lease in each of 1996 and 1997, respectively.

         The Company leased office space of approximately 1,108 square feet in Wellesley, Massachusetts during 1994 at a monthly rent of $1,273. The monthly rent under the lease was $1,250 during 1992 and 1993. The lease expired on January 14, 1995, and the Company vacated the premises on January 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings, nor is any of the Company's property subject to any such pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, Units, Class A Warrants and Class B Warrants were traded on the American Stock Exchange Emerging Company Marketplace (AMEX/ECM) under the symbols EPN.EC, EPN.EEC, EPN.WS.A.EC and EPN.WS.B.EC, respectively through September 28, 1994 when trading was halted. In January 1995, the Company consented to being delisted for failing to meet the minimum capital requirements for continued listing. As of March 31, 1998, there were 211 holders of record of the Company's Common Stock. The Company's Class A Warrants and Class B Warrants expired unexercised on December 10, 1996 . Since the Company's Stock has not traded on any organized market system during the last two fiscal years, reported prices for any trades are not available.

         For information regarding the sale of unregistered securities by the Company during the past three fiscal years, see "Certain Relationships and Transactions" herein and the Company's reports on Form 10-KSB for the fiscal years ended December 31, 1995 and 1996. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder in connection with such sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company presently is insolvent and unable to pay its debts as they become due. The officers have agreed temporarily to allow part of their salaries to accrue. Currently, liabilities exceed assets. Should a sufficient number of the Company's creditors pursue the obligations owed them, the Company might be forced into a voluntary or involuntary bankruptcy.

         The Company does not presently have the resources to complete the development, conduct prospective clinical trials, manufacture and market the COD Test. The Company continues to seek funding for future development and clinical trials of its products and certain potential strategic partners and other sources for such funding are currently reviewing the efficacy of such products.

         The Company continues to pursue its business plan to the extent resources permit. The Company has entered into arrangements with (i) a group of physicians from several leading hospitals to obtain prostate serum samples in order to conduct both retrospective and prospective clinical trails on the Company's in vitro blood test for prostate cancer patents, and (ii) is in discussions with major biopharmaceutical firms to participate in these retrospective and prospective clinical trials for prostate cancer patients. The Company has also entered into a collaboration to gather additional data to demonstrate the efficacy of the Company's in vitro blood test for breast cancer patients with a physician from a leading hospital. If such tests yield sufficiently positive results, the Company believes that it will be able to enter into a strategic alliance. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaborations will determine to a significant extent the Company's ability to structure potential strategic alliances.

         In the event positive results are achieved in either the prostate or breast clinical trials, the Company will attempt to form a strategic alliance to begin marketing the in vitro blood test in Europe where the regulatory environment is less formal than in the United States. There can be no assurance, however, that the Company will be successful in such endeavors.

         The Company does not anticipate using any significant funds for work on its other products over the next 12 months. Research continues on its therapeutic vaccine at Columbia Presbyterian Hospital under the auspices of Dr. Carl Olsson. Work on the Company's in vivo imaging agent is being delayed until sufficient funds are available to continue such work.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is shown in the Financial Statements and Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                PAUL C. ROBERTS
                          Certified Public Accountant
                             600 BEDFORD ROAD, BHA
                           PLEASANTVILLE, N.Y. 10570
                                    --------
                                 (914) 741-1508


                          INDEPENDENT AUDITOR'S REPORT


To Epigen, Inc.:

I have audited the accompanying balance sheets of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 and for the period from inception (January 28, 1987) to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1989 and the Company's financial statements for the years ended December 31, 1990, 1991 and 1992. Such statements are included in the cumulative from inception to December 31, 1997. The total net loss from inception to December 31, 1992 reflects 39% of the cumulative total. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and my opinion, insofar as it relates to amounts for the period from inception to December 31, 1992, included in the cumulative totals, is based solely on the reports of the other auditors.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the reports of the other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and from the period to inception (January 28, 1987) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which the Company expects to continue for the foreseeable future, that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ Paul C. Roberts
                                         PAUL C. ROBERTS
                                         Certified Public Accountant

Pleasantville, New York
May 17, 1998

                                  EPIGEN, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS
                                                                   1997                1996
                                                                  ------              ------
CURRENT ASSETS
     Cash and cash equivalents                                   $     64,809        $     64,537
                                                                 ------------        ------------
            Total current assets                                       64,809              64,537


OFFICE EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $35,727 IN 1997 AND
$35,527 IN 1996                                                         4,203               3,494

NOTE RECEIVABLE FROM AN OFFICER/STOCKHOLDER                            53,931              85,728

OTHER RECEIVABLE                                                           --             100,000

                                                                 ------------        ------------
                                                                 $    122,943        $    253,759
                                                                 ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable-demand                                         $    145,805        $    145,805
     Notes payable-25% interest                                       225,000                  --
     Notes payable-prime plus 5%                                      100,000                  --
     Accrued interest-note payable, demand                             39,367              26,245
     Accrued direct research and development costs                    405,781             428,104
     Accrued professional fees                                        259,582             212,644
     Accrued payroll                                                1,145,336           1,104,645
     Other accrued expenses                                           267,866             165,332
                                                                 ------------        ------------
            Total current liabilities                               2,588,737           2,082,775
                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
     Series A Preferred stock, $.001 par value-
         Issued and outstanding-0 and 200,000 at
           December 31, 1997 and 1996, respectively                        --                 200
     Series B Preferred stock, $.001 par value-
         Issued and outstanding-0 and 450,000 at
           December 31, 1997 and 1996, respectively                        --                 450
     Common stock, $.001 par value-
         Issued and outstanding-2,768,836 and
             466,181 shares at December 31, 1997
             and 1996, respectively                                     2,769              10,256
     Additional paid-in capital                                    14,610,377          13,833,995
     Deficit accumulated during the development stage             (17,078,593)        (15,673,570)
     Less-5 shares of common stock held in
         treasury, at cost                                                347                 347
                                                                 ------------        ------------
            Total stockholders' equity                             (2,465,794)         (1,829,016)
                                                                 ------------        ------------
                                                                 $    122,943        $    253,759
                                                                 ============        ============




The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                  Inception to
                                                                    Years Ended December 31,                      December 31,
                                                          1995                1996                1997               1997

OPERATING COSTS AND EXPENSES:
     Direct research and development costs            $    630,979        $    261,665        $    542,992        $  7,248,467
     General and administrative expenses                   438,161           1,242,116             760,855           8,563,358
     Fees to General Partner of the Predecessor
          and affiliates (Note 4)                               --                  --                  --           1,188,893
     Interest expense                                           --              92,227             104,889             297,586
     Interest income                                        (7,182)             (7,384)             (3,713)           (219,711)
                                                      ------------        ------------        ------------        ------------

               Net loss                               $ (1,061,958)       $ (1,588,624)       $ (1,405,023)       $(17,078,593)
                                                      ============        ============        ============        ============


NET LOSS PER SHARE (Note 1)                           $      (2.99)       $      (3.59)       $       (.92)
                                                      ============        ============        ============


WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING                                   355,521             442,431           1,504,432
                                                      ============        ============        ============





The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                          (A Development Stage Company)

            STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987) TO DECEMBER 31, 1997



                                                            Preferred    Preferred     Common         Common      Additional
                                                            Number of      Stock      Number of       Stock        Paid-in
                                                              Shares       Amount      Shares         Amount       Capital
CONTRIBUTIONS IN CASH                                                -  $         -            -   $         -   $         -

NET LOSS                                                             -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1987                                           -            -            -             -             -
     Contributions in cash                                           -            -            -             -             -
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1988                                           -            -            -             -             -
     Contributions in cash, net of distribution (Note 4)             -            -            -             -             -
     Contributions of services                                       -            -            -             -             -
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1989                                           -            -            -             -             -
     Contributions of services                                       -            -            -             -             -
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1990                                           -            -            -             -             -
     Conversion from partnership to corporation                      -            -    2,500,000         2,500     2,299,194
     Conversion of accrued liabilities to equity (Note 5)            -            -            -             -     1,790,024
     Contributions of services (Note 5)                              -            -            -             -       317,917
     Issuance of common stock                                        -            -    2,169,668         2,170     5,230,435
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1991                                           -            -    4,669,668         4,670     9,637,570
     Purchase of treasury stock                                      -            -            -             -             -
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1992                                           -            -    4,669,668         4,670     9,637,570
     Issuance of common stock, net of issuance costs                 -            -      458,667           458       362,812
        of $66,730
     Issuance of common stock in exchange for services               -            -       10,134            10        76,159
     Compensation associated with the grant of stock                 -            -            -             -       159,039
        options
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1993                                           -            -    5,138,469         5,138    10,235,580
     Issuance of common stock, net of issuance costs
        of $180,670                                                  -            -    2,031,666         2,032     1,248,798
     Issuance of common stock in exchange for services               -            -      741,083           741       429,486
     Compensation associated with the grant of stock
        options                                                      -            -            -             -       268,925
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1994                                           -            -    7,911,218         7,911    12,182,789
     Issuance of preferred stock                               200,000          200            -             -        99,800
     Issuance common stock                                           -            -    1,222,000         1,222       303,778
     Issuance common stock for services                              -            -      812,021           812       403,389
     Escrow shares retired                                           -            -   (1,389,259)       (1,389)        1,389
     Net loss                                                        -            -            -             -             -
                                                           -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995                                     200,000          200    8,555,980         8,556    12,991,145
                                                           ===========  ===========  ===========   ===========   ===========

                                                              Deficit
                                                           Accumulated
                                                              During                                     Total
                                                           Development     Treasury      Partner       (Deficit)
                                                              Stage         Stock      Contributions     Equity
CONTRIBUTIONS IN CASH                                      $         -   $         -    $   803,250   $   803,250

NET LOSS                                                      (825,763)            -              -      (825,763)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1987                                    (825,763)            -        803,250       (22,513)
     Contributions in cash                                           -             -        487,350       487,350
     Net loss                                               (1,043,528)            -              -    (1,043,528)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1988                                  (1,869,291)            -      1,290,600      (578,691)
     Contributions in cash, net of distribution (Note 4)             -             -        851,000       851,000
     Contributions of services                                       -             -         73,194        73,194
     Net loss                                                 (986,582)            -              -      (986,582)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1989                                  (2,855,873)            -      2,214,794      (641,079)
     Contributions of services                                       -             -         86,900        86,900
     Net loss                                                 (973,657)            -              -      (973,657)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1990                                  (3,829,530)            -      2,301,694    (1,527,836)
     Conversion from partnership to corporation                      -             -     (2,301,694)            -
     Conversion of accrued liabilities to equity (Note 5)            -             -              -     1,790,024
     Contributions of services (Note 5)                              -             -              -       317,917
     Issuance of common stock                                        -             -              -     5,232,605
     Net loss                                               (1,365,962)            -              -    (1,365,962)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1991                                  (5,195,492)            -              -     4,446,748
     Purchase of treasury stock                                      -          (347)             -          (347)
     Net loss                                               (1,486,513)            -              -    (1,486,513)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1992                                  (6,682,005)         (347)             -     2,959,888
     Issuance of common stock, net of issuance costs                 -             -              -       363,270
        of $66,730
     Issuance of common stock in exchange for services               -             -              -        76,169
     Compensation associated with the grant of stock                 -             -              -       159,039
        options
     Net loss                                               (3,130,425)            -              -    (3,130,425)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1993                                  (9,812,430)         (347)             -       427,941
     Issuance of common stock, net of issuance costs
        of $180,670                                                  -             -              -     1,250,830
     Issuance of common stock in exchange for services               -             -              -       430,227
     Compensation associated with the grant of stock
        options                                                      -             -              -       268,925
     Net loss                                               (3,210,558)            -              -    (3,210,558)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1994                                 (13,022,988)         (347)             -      (832,635)
     Issuance of preferred stock                                     -             -              -       100,000
     Issuance common stock                                           -             -              -       305,000
     Issuance common stock for services                              -             -              -       404,201
     Escrow shares retired                                           -             -              -             -
     Net loss                                               (1,061,958)            -              -    (1,061,958)
                                                           -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1995                                 (14,084,946)         (347)             -    (1,085,392)
                                                           ===========   ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                          (A Development Stage Company)

            STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987) TO DECEMBER 31, 1997
                                   (CONTINUED)


                                               Preferred      Preferred       Common          Common       Additional
                                               Number of        Stock         Number of       Stock          Paid-in
                                                 Shares         Amount         Shares         Amount         Capital
     Issuance of preferred stock                   450,000            450              -              -        214,550
     Issuance common stock                               -              -        880,000            880        219,120
     Issuance common stock for services                  -              -        820,000            820        409,180
     Net loss                                            -              -              -              -              -
                                              ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1996                         650,000            650     10,255,980         10,256     13,833,995

     Issuance of preferred stock                   400,000            400              -              -        179,600
     Issuance of common stock                            -                     1,000,000          1,000        124,000
     Conversion of preferred stock
        to common stock                           (850,000)          (850)     3,400,000          3,400         (2,550)
     Cancellation of subscription
        receivable                                (200,000)          (200)             -              -        (99,800)
     Common shares issued in private
        placement protection                             -              -        400,000            400           (400)
     Issuance common stock for services                  -              -        375,000            375         36,188
     Debt converted to common shares                     -              -      1,067,105          1,067        340,524
     Stock bonuses                                       -              -     19,078,000         19,078              -
     One-for-twenty two reverse
        stock split                                      -              -    (33,958,990)       (33,959)        33,959
     Common shares issued in private
        placement protection                             -              -         13,181             13            (13)
     Stock bonuses                                       -              -        900,000            900              -
     Debt converted to common shares                     -              -        126,060            126        164,874
     Common shares issued with
        notes payable                                    -              -        112,500            113              -
     Net loss                                            -              -              -              -              -
                                              ------------   ------------   ------------   ------------   ------------
                                                         -      $       -      2,768,836   $      2,769   $ 14,610,377
                                              ============   ============   ============   ============   ============

                                                 Deficit
                                               Accumulated
                                                 During                                         Total
                                               Development      Treasury         Partner      (Deficit)
                                                  Stage          Stock       Contributions     Equity
     Issuance of preferred stock                          -              -              -        215,000
     Issuance common stock                                -              -              -        220,000
     Issuance common stock for services                   -              -              -        410,000
     Net loss                                    (1,588,624)             -              -     (1,588,624)
                                               ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1996                      (15,673,570)          (347)             -     (1,829,016)

     Issuance of preferred stock                          -              -              -        180,000
     Issuance of common stock                             -              -              -        125,000
     Conversion of preferred stock
        to common stock                                   -              -              -              -
     Cancellation of subscription
        receivable                                        -              -              -       (100,000)
     Common shares issued in private
        placement protection                              -              -              -              -
     Issuance common stock for services                   -              -              -         36,563
     Debt converted to common shares                      -              -              -        341,591
     Stock bonuses                                        -              -              -         19,078
     One-for-twenty two reverse
        stock split                                       -              -              -              -
     Common shares issued in private
        placement protection                              -              -              -              -
     Stock bonuses                                        -              -              -            900
     Debt converted to common shares                      -              -              -        165,000
     Common shares issued with
        notes payable                                     -              -              -            113
     Net loss                                    (1,405,023)             -              -     (1,405,023)
                                               ------------   ------------   ------------   ------------
                                               $(17,078,593)  $       (347)$            -   $ (2,465,794)
                                               ============   ============   ============   ============




The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                 Cumulative
                                                                                                                    from
                                                                                                                Inception to
                                                                            Years Ended December 31,            December 31,
                                                                       1995           1996           1997           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (1,061,958)  $ (1,588,624)  $ (1,405,023)  $(17,078,593)
     Adjustments to reconcile net loss to net
     cash used in operating activities-
          Depreciation and amortization expense                          8,099          7,114          4,195         96,673
          Noncash expenses paid in equity interests                          -        410,000         55,641      2,809,845
          Noncash compensation expense associated
              with the grant of stock options                                -              -              -        427,964
          Debt converted to equity                                           -              -        507,604        507,604
          (Increase) decrease in prepaid expenses                       11,196            863              -              -
          Increase (decrease) in accrued direct
              research and development costs                            54,140        (64,702)       (22,323)       405,781
          Increase (decrease) in accrued
              professional fees                                         17,860         78,734         46,938        259,582
          Increase (decrease) in accrued payroll                       315,129        690,837         40,691      1,145,336
          Increase (decrease) in accrued expenses to
              affiliates, accrued printing charges,
              interest and other accrued expenses                      (38,804)        89,660        115,656        307,233
                                                                  ------------   ------------   ------------   ------------
                  Net cash used in operating activities               (694,338)      (376,118)      (656,621)   (11,118,575)
                                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of office equipment                                            -              -         (4,904)       (43,925)
     Sale (purchase) of short-term investments                               -              -              -              -
     Purchase of treasury stock                                              -              -              -           (347)
     Decrease (increase) in note receivable from
         an officer/shareholder                                         (7,181)        (7,384)        31,797        (53,931)
     Increase (decrease) in other assets                                     -              -              -         (3,025)
     Increase in organizational costs                                        -              -              -        (53,925)
                                                                  ------------   ------------   ------------   ------------
                  Net cash (used in) provided by
                  investing activities                                  (7,181)        (7,384)        26,893       (155,153)
                                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                            709,200        220,000        125,000      8,331,132
     Decrease (increase) in subscription receivable                   (100,000)             -        100,000              -
     Capital contributions                                                   -              -              -      2,141,600
     Proceeds from issuance of preferred stock                         100,000        215,000         80,000        395,000
     Increase in note payable-demand                                         -              -              -        145,805
     Increase in note payable-other                                          -              -        325,000        325,000
                                                                  ------------   ------------   ------------   ------------
                  Net cash provided by financing activities            709,200        435,000        530,000     11,338,537
                                                                  ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                         7,681         51,498            272         64,809

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                                5,358         13,039         64,537              -
                                                                  ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                         $     13,039   $     64,537   $     64,809   $     64,809
                                                                  ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Interest paid during the period                              $          -   $          -   $          -   $     59,337
                                                                  ============   ============   ============   ============


The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997




(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Epigen, Inc. (the Successor) was formed on April 24, 1991 as the successor entity to COD Associates, L.P. (the Predecessor) (collectively the Company). Effective May 1, 1991, in accordance with the terms of an Assignment and Assumption Agreement, all interest and rights were assigned to, and certain obligations and liabilities of the Predecessor were assumed by, the Successor in exchange for 340,909 shares of common stock which subsequently was reduced to 113,636 shares pursuant to a reverse stock split. Of the 113,636 shares outstanding prior to the initial public offering of Epigen securities, 63,148 shares are held in escrow (see Note 4). The Successor was organized to serve as the vehicle for an initial public offering of common stock and warrants to raise additional capital to complete and commercialize the research and development work of the Predecessor and related activities.

On December 10, 1991, the Company completed its initial public offering. Proceeds from this offering were $5,232,605 after deducting $1,276,399 of costs. The initial public offering was for 1,084,834 units, including 141,500 units issued pursuant to an overallotment agreement with the underwriters. Each unit consisted of two common shares, two redeemable Class A warrants and one redeemable Class B warrant which were immediately and separately transferable. Each redeemable Class A warrant entitles the holder to purchase one common share and one redeemable Class B warrant at a price of $4.50, subject to adjustment. Each redeemable Class B warrant entitles the holder to purchase one common share at a price of $6.75, subject to adjustment.

Commencing one year after the effective date of the initial public offering (December 10, 1991), if the average of the closing prices of the common shares of the Company exceeds $6.30 for any period of 30 consecutive business days, management may redeem all (but not less than all) of the redeemable Class A warrants at a price of $.05 per warrant by providing 30 days' written notice. The redeemable Class B warrants are subject to similar provisions if the average of the closing price of the common stock of the Company exceeds $9.75. All of these Class A and Class B warrants expired in 1996.

The Company is authorized to issue up to 50,000,000 common shares at $.001 par value and 15,000,000 preferred shares at $.001 par value.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

The Company is engaged in developing products that are designed to be useful as a monitoring device for tumors, and a diagnostic aid and screen in the diagnosis of cancer. The Company's products will incorporate measurements of a substance found in significant quantities in the cell membranes of cancerous tumors. The first product under development is an in vitro diagnostic test, intended for use in monitoring carcinoma patients and as a confirmatory test for breast cancer and prostate cancer. The Company is in the early stages of developing a vaccine to be used as a therapeutic in patients who have had malignant tumors removed.


The Company is a development stage enterprise that has not generated operating revenues to date. Expenses incurred have primarily been research, development and administrative costs. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Successful future operations are subject to several risks, including the ability of the Company to successfully market its products and to generate significant revenues from sales, regulation by the United States Food and Drug Administration, the development of enhancements to allow entry into new markets and the Company's ability to raise funds to further finance development of its products. After the product has been successfully introduced into the market, additional time may be necessary before significant revenues are realized. The Company will require additional financing in order to commercialize the in vitro diagnostic test, complete the in vivo imaging procedure and complete the development and commercialization of the therapeutic vaccine.

The Company has incurred losses of $17,078,593 from inception through December 31, 1997 and has funded those losses through the sale of common and preferred stock shares and capital contributions. The Company is currently experiencing severe cash flow problems and in the event the Company is unable to raise additional funding through the sale of equity securities, various debt instruments or from other sources, there is substantial doubt concerning its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Direct research and development is performed under arrangements with various individuals and institutions. The terms of these arrangements generally call for payment of salaries, overhead and expenses.

Research and development costs are expensed in the period in which they are incurred.

Organizational Costs

Organizational costs were being amortized on a straight line basis over five years.

Income Taxes

During 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. Adoption of this method of accounting did not have an effect on the Company's financial position or results from operations.

At December 31, 1997, the principal temporary difference is a net operating loss carryforward for federal income tax purposes of approximately $11,792,000. The Company has provided a full valuation reserve against the benefit of this net operating loss carryforward due to uncertainty regarding its realization.

Office Equipment

Office equipment is recorded at cost. Additions and improvements are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed primarily using the straight-line method over three to five years.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

Net loss per share for 1995, 1996 and 1997 include the weighted common average shares outstanding net of shares of treasury stock. The cumulative net loss per common share for the period from inception to December 31, 1997 has not been presented, as such information is not considered to be relevant or meaningful. All warrants, options and convertible preferred stock outstanding as of December 31, 1997 have been excluded as they are antidilutive.

(2) NOTE PAYABLE

Demand:
The Company has entered into an agreement whereby it promises to pay to the order of the payee $145,805, payable together with interest at the rate of 9% per annum on demand. This note was executed in connection with fees owed the payee for professional services.

Other:
During 1997, the Company borrowed $225,000 by issuing notes, which bear interest at 25% per annum and are due September 8, 1998 through October 17, 1998. In connection with these notes the Company issued 112,500 shares of its common stock.

In December 1997, the Company borrowed $100,000 by issuing a note, which bears interest at prime plus 5% and is due on December 23, 1998. This loan may be converted at any time before the loan is paid in full at the rate of $2.66 per common share.

(3) LICENSING AGREEMENTS

The Company's technology is used under an exclusive license from Boston Biomedical Research Institute (BBRI). Pursuant to the terms of this license agreement, the Company has been granted an exclusive, worldwide license to manufacture, use, lease, sell or otherwise transfer (a) any products utilizing any patent obtained by BBRI, (b) any products resulting from the Company-sponsored research at BBRI or (c) compositions containing such products. The agreement calls for royalty payments to BBRI equal to 5% of the net selling price not to exceed $10,000,000 per year. The agreement expires on the later of 10 years from the first commercial sale of the in vitro blood test or expiration of any patents thereon.

During 1992, the Company entered into a contract with the University of Oslo (the University) in close collaboration with BBRI for the development of antigen-specific characterizations. The agreement calls for payments to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

If royalties are to be paid both to BBRI and the University, the agreement with BBRI provides that the total royalty paid to BBRI and the University shall not exceed 5.5% of the net selling price of any licensed product or process.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(3) LICENSING AGREEMENTS (Continued)

During 1993, the Company entered into an agreement with Massachusetts General Hospital to license certain antibodies for use in developing the in vitro diagnostic test, the in vivo imaging agent and the therapeutic vaccine. Under this agreement, the Company is required to pay royalties ranging from 2% to 5% of the net sales price, as defined, depending on the country in which the product is sold. The term of the agreement expires, on a country-by-country basis, eight years after the first commercial sale or for the life of a valid patent in a country, whichever occurs first. Subsequent to the signing of the agreement Massachusetts General Hospital agreed to reduce the royalty percentages to one-half the original amounts.

If royalties are to be paid to both BBRI and Massachusetts General Hospital, the agreement with BBRI provides that the total royalty paid to BBRI and Massachusetts General Hospital shall not exceed 6% of the net selling price of any licensed product or process.

(4) RELATED PARTY TRANSACTIONS

The Company incurred expenses payable to affiliates of the General Partner of the Predecessor for rental of office space and reimbursement of administrative salaries. The total of such expenses was $32,600 in 1991.

Beginning in 1989, the General Partner of the Predecessor was entitled to receive a management fee of $250,000 per year, of which $37,500 was paid.

In 1991, the General Partner of the Predecessor and its Chairmen agreed to forgive all amounts owed for management fees and salary at the date of the Prospectus for the Company's initial public offering. These amounts ($1,083,036) have been reflected as a capital contribution in the accompanying financial statements.

In 1989, David H. Smith, a stockholder of the Company, contributed $840,000 to the Predecessor to purchase a limited partnership interest. The Predecessor, in turn, purchased an annuity, owned by Mr. Smith, for $450,000, which has been accounted for as a distribution of partners' capital. Mr. Smith borrowed $280,000 against the annuity and contributed that amount to the Predecessor for a total net contribution of $670,000. Prior to the initial public offering, the Predecessor reimbursed Mr. Smith for his interest expense on the $280,000 loan. This arrangement was terminated prior to the effective date of the initial public offering. Effective May 1, 1991, Mr. Smith and the Company entered into a consulting agreement that provided for payment of a consulting fee to Mr. Smith of $2,200 per month for one year. As partial consideration for entering into such agreements, Mr. Smith converted amounts due him at July 31, 1991, to common shares of the Company. The conversion to equity did not involve the issuance of additional shares by the Company, but solely the transfer of previously outstanding shares by existing stockholders.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(4) RELATED PARTY TRANSACTIONS (Continued)

Note Receivable from an Officer/Stockholder

During August 1992, the Company entered into a loan agreement with a stockholder for $200,000 plus $15,310 of associated legal costs. This note is collateralized by 49,534 shares of the Company's common stock held by the stockholder. The outstanding balance, $85,728 at December 31, 1996, accrues interest at a rate of prime plus 1%. The principal and all accrued interest were payable in full on May 8, 1996. The Company had extended the maturity date to May 9, 1999.

Amounts receivable (including accrued interest) from the officer/stockholder were as follows for the years ended December 31, 1995, 1996 and 1997:

                   Beginning                                Ending
                    balance    Additions    Deductions     Balance
         1995       71,163       7,181            -        78,344
         1996       78,344       7,384            -        85,728
         1997       85,728           -       85,728             -


The Company leases office space from a company wholly owned by the Chairman of the Board of Directors. This lease was terminated in 1995, by mutual consent, retroactive to October 1994. The Company paid $23,453 in rent under the lease in 1994. This lease was reinstated effective June 1, 1995. The lease ends on May 31, 1998 and requires annual rental payments of approximately $30,000. Rental payments under this lease were $36,000 in 1997, $27,120 in 1996 and $15,820 in 1995 .In 1998, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001.

Accrued Salary - Chairman:

As of December 31, 1997 the Company owed accrued salaries of $1,127,336, plus accrued interest of $170,738, to the Chairman of the Board of Directors.

(5) EQUITY TRANSACTIONS (Also See Note 1)

In August 1997, the Company's shareholders approved a one-for-twenty two reverse stock split. Accordingly, , all share data has been restated for periods prior to the reverse stock split.

The Predecessor had two offerings of limited partnership interests. The initial offering, pursuant to a Private Placement Memorandum dated January 28, 1987, provided for the sale of five units, each representing a 14% interest at a cost of $420,000 per unit. Proceeds of $831,600, net of placement fees paid to the General Partner of $92,400, were received under this offering during 1987 and 1988, representing 2.2 units.

A second Private Placement Memorandum dated February 29, 1988, provided for 10 Class A units, each representing a 2% interest at a cost of $150,000 per unit. Class A Limited Partners were entitled to a preferred return equal to .5% of gross income until such returns equaled 500% of the initial contribution. Proceeds of $1,310,000, net of placement fees paid to the General Partner of $145,000, were received under this offering during 1988 and 1989, representing
9.7 units.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)




(5) EQUITY TRANSACTIONS (Also See Note 1) (Continued)

Some of the direct research and development expenses incurred by the Company were payable in cash and some were payable in equity interests. During the year ended December 1990, $86,900 was credited to equity in accordance with this arrangement.

During 1991, the Chairman of the General Partner (who continues as Chairman of the Successor) and the General Partner of the Predecessor transferred to certain directors and advisers of the General Partner, limited partnership interests in the Predecessor as consideration for services rendered to the General Partner. The Company has recognized expense of $317,917 related to these transactions in 1991.

In conjunction with the initial public offering, various creditors, including the General Partner and affiliates, agreed to accept 13,103 shares of common stock in satisfaction of $792,819 of indebtedness. The conversion to equity did not involve the issuance of additional shares by the Company, but solely the transfer of previously outstanding shares by existing stockholders.

The stockholders of the Company, except those who received common shares in satisfaction of indebtedness, have placed in escrow on a pro rata basis, an aggregate of 63,148 of the 113,636 common shares outstanding prior to the initial public offering (the Escrow Shares). These stockholders will continue to vote the Escrow Shares, which shall not be assignable or transferable.

The Escrow Shares will be released only if either of the following conditions are met: (i) beginning on December 10, 1991 and ending 18 months thereafter, the price for the Company's common stock as reported by NASDAQ or the sales price on any national market system or stock exchange (the Sales Price) averages in excess of $8.25 per share (subject to adjustments) for 30 consecutive business days; or (ii) beginning 19 months from December 10, 1991 and ending 36 months from such date, the Sales Price for the Company's common stock averages in excess of $11.25 per share (subject to adjustments), for 30 business days. If neither of the foregoing conditions has been met on the first day of the 37th month after December 10,1991, all Escrow Shares will be forfeited and contributed to the capital of the Company. As of December 10, 1994, neither of the conditions had been met and therefore all Escrow Shares were contributed to capital on January 1, 1995.

During 1992, the Company purchased 5 shares of treasury stock at a cost of $347. The Company has recognized a reduction to stockholders' equity for this amount.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)




(5) EQUITY TRANSACTIONS (Also See Note 1) (Continued)

During March 1992, the Company exchanged the nonexclusive right to manufacture and market its in vitro diagnostic test in exchange for 3,273 shares of the Company's common stock that had been previously issued in exchange for services rendered. As the value of these potential future rights is indeterminable, these shares have been accounted for herein as a no-cost purchase of treasury stock. During February 1993, the Company issued 1,515 of those shares as compensation for consulting services through July 1994.

During December 1993, the Company issued 20,849 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.9375 per share. Proceeds from the issuance were $363,270 after deducting $66,730 of costs. In addition, the Company issued 461 shares of common stock.

During February 1994, the Company issued 30,455 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.95 per share. Proceeds from the issuance were $570,350 after deducting $66,150 of costs. In addition, the Company issued 1,523 warrants to the placement agent. The warrants expired in February 1998.

During March 1994, the Company issued 51,894 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.60 per share. Proceeds from the issuance were $658,302 after deducting $26,698 of costs. In addition, the Company issued 5,189 warrants to the placement agent. The warrants expired in March 1998.

During April 1994, the Company issued 10,000 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.50 per share. Proceeds from the issuance were $98,000 after deducting $12,000 of costs. In addition, the Company issued 1,000 warrants to the placement agent. The warrants expired in April 1998.

During 1995, the Company offered pursuant to a private placement pursuant to Rule 505 of Regulation D of the Securities Act of 1933, up to 363,636 shares of its common stock at a price of $.25 per share, together with warrants for an additional 363,636 shares of common stock at prices ranging from $2.00 per share for five years following issuance. As of December 31, 1997, the Company has issued 95,545 common shares and 95,545 warrants to purchase common shares of the Company for proceeds of $525,000.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)








(5) EQUITY TRANSACTIONS (Also See Note 1) (Continued)

During 1997, the Company offered pursuant to a private placement pursuant to Rule 505 of Regulation D of the Securities Act of 1933, the Company issued 45,455 shares of its common stock for net proceeds of $125,000, together with warrants for an additional 27,727 shares of common stock at a price of $2.00 per share. These warrants expire December 31, 2001.

During the five years ended December 31, 1997 the Company has issued 483,330 shares of common stock for services totalling $1,357,160.

During the year ended December 31, 1997, the Company issued 31,363 shares of common stock pursuant to price protection provisions in connection with earlier purchases of common stock.

During the year ended December 31, 1997, the Chairman of the Company was issued 1,627,727 shares of common stock of the Company.

During the year ended December 31, 1997, the Company issued to the Directors of the Company and others 139,455 shares of common stock for services.

During the year ended December 31, 1997, accounts payable and accrued expenses of the Company were converted into 174,565 shares of common stock of the Company.

During the year ended December 31, 1997, the Company issued 112,500 shares of common stock in connection with debt securities whereby the Company raised $225,000 (see Note 2).

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(6) PREFERRED STOCK

(a) Series A Preferred:
In 1995, the Company's Board of Directors authorized for issuance shares of Class A preferred stock pursuant to the terms of the Company's certificate of incorporation. Each such share is convertible into two shares of common stock of the Company. Each Class A share shall be entitled to 30 votes per share on all matters that may come before the stockholders for a vote. Such shares shall be entitled to a preference in dividends and a preference in any distribution in liquidation or otherwise and dividends are cumulative. Preferred stock must be redeemed no later than December 31, 1999 at a redemption price of $.50 per share plus accrued but unpaid dividends.

The preferred stock is convertible into common stock at the rate of two shares of common stock for each share of preferred stock.

In connection with this authorization the Chairman of the Board of Directors has invested $100,000 for 200,000 shares of the Class A Convertible Preferred Stock at a price per share of $.50. The holder has the right to return the stock at any time two years after issuance at $.50 per share, plus unpaid accrued dividends. This subscription was cancelled in 1997.


(a) Series B Preferred:
In 1996, the Company's Board of Directors authorized for issuance shares of Class B preferred stock pursuant to the terms of the Company's certificate of incorporation. Each Class B share shall be entitled to one vote per share on all matters that may come before the stockholders for a vote. An annual dividend equal to the Company's net profit before income taxes for each of the Company's fiscal years beginning July 1, 1996 as to such time as the holders receive an aggregate amount equal to $.70 per share shall be paid, thereafter pari passu as the common stockholders. There is no mandatory redemption and the stock has standard antidilution rights and ranks pari passu with the Series A Preferred stock on liquidation rights.

In 1996 and 1997 there were 450,000 and 400,000 shares issued for net proceeds of $215,000 and $180,000, respectively. During 1997, all 850,000 preferred shares were converted into 154,545 shares of common stock.

In connection with the issuance the 1996 Series B Preferred Stock, holders also received one Class C and one Class D warrant to purchase one common share for each share of Series B preferred stock purchased, at $2.00 per share, respectively, for a period of five years from the date of purchase.

In connection with the issuance of the 1997 Series B Preferred Stock, the holders also received Class C and Class D warrants to purchase common stock totalling 800,000 shares at $2.00 per share.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(7) COMMITMENTS AND CONTINGENCIES

Pursuant to the licensing agreement discussed in Note 2, the Company had agreed to reimburse BBRI for certain costs for research and development pursuant to budgets prepared by BBRI. This obligation expired in 1994.

The licensing agreements also provides for the indemnification of BBRI by the Company against product liability claims incurred.

The Company was obligated under a lease for the rental of office space at December 31, 1994 at a monthly rate of approximately $1,250. The lease expired in January 1995 and the Company vacated the premises at such time.



(8) COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements (individually the Agreement and collectively the Agreements) with individuals to serve as the Chairman and the Vice Chairman of the Board of Directors. The Vice Chairman's Agreement is in effect for a period of three years commencing June 1, 1994. Subsequent to the initial, three-year term, the Vice Chairman's Agreement allows for automatic extension for an additional year unless the Vice Chairman or the Company party notifies the other party of their intent not to extend within 90 days of June 1 of each renewal year, in writing. The Vice Chairman's Agreement allowed for compensation of $18,000 per year plus stock options as follows:

       1. 2,136 Shares available for $2.00 per share upon execution and delivery of the Agreement and 1,682 Shares available for $2.00 per share on June 1 of each year in which the Agreement remains in effect. There were 7,182 options outstanding as of December 31, 1997.

In 1997, the Vice Chairman's accrued salary of $46,500 was converted into 21,679 shares of common stock of the Company.

In 1998, the agreement was amended to increase the rate of salary to $36,000 per year.

The Chairman's Agreement is in effect for for a period of 60 consecutive months commencing April 20, 1994. On April 20 of each year, beginning April 20, 1995, such term of the Agreement shall be automatically extended for an additional year unless prior to such date the employee or the Company have notified the other in writing of its intention not to extend.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)




(8) COMPENSATION ARRANGEMENTS (Continued)


Chairman's agreement (continued):

The Chairman's Agreement allows for compensation of $189,000 per annum with a $50,000 per annum increase on April 20 of each year during the term of the Agreement. The Agreement also allows for the payment of certain benefits and the following:

     1. Stock options to purchase 400,000 shares of common stock at $.66 per share as long as the Agreement remains in effect.

     2. Stock options to purchase shares of common stock of the Company at $.66 per share upon the formation and closing of a strategic alliance or joint venture with a well established company which first assumes responsibility for marketing the Company's COD test in (A) the United States, 200,000 shares of common stock, (B) Europe, 200,000 shares of common stock and (C) Japan, 200,000 shares of common stock.

     3. Stock options to purchase 500,000 shares of common stock of the Company at $.66 per share upon the approval of the Food and Drug Administration of the Company's COD test.

     4. Stock options to purchase 600,000 shares of common stock of the Company at $.50 per share upon the closing by the Company of a Financing (the receipt by the Company of cash, cash equivalent or any other benefit or consideration having a value of at least $1,000,000. In August 1995, the exercise price of these options were reduced to $.25 for the first 300,000 shares and $.50 for the remaining 300,000 shares.

All of the above options outstanding and rights to options were relinquished by the Chairman in 1997.

Stock Option Plan:

The Company has established a 1991 Stock Option Plan (the Plan) which provides for the granting of options to key employees and consultants to purchase up to an aggregate of 6,818 shares of the Company's common stock, from either authorized but unissued or reacquired shares. Options to purchase 2,545 shares have been granted under the plan. In 1997, all options under the plan were cancelled.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(8) COMPENSATION ARRANGEMENTS (Continued)

Stock Option Plan (continued):

Options granted under the Plan may be either incentive or nonqualified options. The exercise price of both the incentive and nonqualified options granted must be at least equal to the fair market value of the common stock at the date of grant. Options may be granted for terms of up to 10 years. Certain other limitations have been placed on incentive options granted to persons possessing 10% or more of the total combined voting power of the Company on the date of grant related to exercise price and aggregate options available to be exercised in any calendar year.


Other Stock Options:

During 1992 and 1993, the Company granted options to selected employees and members of the Company's Board of Directors to purchase an aggregate of 12,614 shares of the Company's common stock at an option price of $3.60 per share, which was not less than the fair market value of the stock at the date of grant. During May 1992, 1,705 of these options were canceled. During 1997, these options were repriced and reissued at $2.00 per share. The options vest ratably over a five-to ten-year period and expire in five to ten years. Of the total options granted during 1992 and 1993, 7,727 were outstanding and exercisable at December 31, 1997.

On February 2, 1993, April 15, 1993 and April 20, 1994, the exercise price of certain options was reduced to the fair market value of the Company's stock at that date. These options were treated as canceled and reissued.

During April 1993, the Company granted 19,545 seven-year options at $1.25 per share to selected members of the Company's Board of Directors, with exercise contingent upon exercise of the Class A warrants of the Company, and 29,091 seven-year options at $1.25 per share, with exercises contingent upon exercise of the Class B warrants of the Company. (See Note 1 for descriptions of warrants). The Company will incur compensation expense, if any, at the time such options become exercisable. On April 20, 1994, the exercise price of certain of these options was reduced to the fair market value of the Company's stock on that date. During 1996, all of these options were cancelled.

During December 1993, the Company granted 35,284 seven-year options at $.9375 and 134,358 at $.75 in connection with the Regulation S offerings (See Note 5). As these options were issued below fair market value, the Company recognized a compensation charge of $159,039 during 1993.

During February 1994, as part of a development agreement, the Company granted 100,000 options at $1.88 per share, which was not less than the fair market value of the stock at the date of grant.

In connection with the Regulation S offerings in 1994 (See Note 5), the Chairman of the Board of Directors was granted options to purchase 436,529 of the Company's common stock at exercise prices ranging from $.50 per share to $.75 per share.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options are equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net income had Statement 123 been applied would not change. There is no market for the Company's stock at this time and therefore the Company believes the fair value of all outstanding options to be zero.

                                  EPIGEN, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)




(9) SUBSEQUENT EVENTS

(a) In 1998, the Company issued 50,000 shares of common stock for services.

(b) In 1998, the Company issued 350,000 shares of common stock as a bonus to the Chairman of the Board of Directors.

(c) In 1998, the Company issued 25,000 shares of common stock to each of two members of the Board of Directors of the Company.

(d) In 1998, the Company entered into a follow-on maintenance agreement with Biotag, Inc., for the purpose of funding research by "NKI" toward cloning of epiglycanin and the generation of monoclonal antibodies and any resultant hybrid cell lines, with the Company assuming payment obligations of Biotag to "NKI" and to pay to Biotag a royalty equal to 5% over the aggregate royalties required to be paid to Biotag to "NKI" or any other party which would have a right to receive royalty payments for the use of epiglycanin.

(e) In 1998, the Board of Directors approved the issuance of 25,000 shares of common stock to each of two doctors upon completion of an IRB on the use of the COD test on lung cancer. To date this work has not been completed.

(f) The Company issued notes to two investors for $125,000. In connection with these notes the Company issued 46,994 shares of its common stock.

(g) The Company issued 271,107 shares of its common stock in a private placement for net proceeds of $225,000.

(10) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure (SFAS No. 129). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). The Company is required to adopt these statements in 1998. SFAS No. 129 consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's financial position, results of operations or cash flows.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

The following table sets forth as to the directors and each executive officer:
(1) his name; (2) his age; and (3) his present position with the Company.

NAME                              AGE      TITLE

Donald C. Fresne                  70       Chairman of the Board of
                                           Directors, Director, President
                                           and Chief Executive Officer

L. Courtney Schroder              60       Treasurer and Director

Richard E. Kent                   69       Vice Chairman of the Board of
                                           Directors and Secretary

DONALD C. FRESNE has been the Chairman of the Board of Directors and a Director of the Company since 1991, the Chief Executive Officer of the Company since March 24, 1994 and President since August 29, 1997. Mr. Fresne, the founder of COD Associates, has served as Chairman of the Board of Directors of Biotag, Inc., the general partner of COD Associates, since 1986. Mr. Fresne was Chairman and a principal stockholder of RMC Environmental Services, Inc., an environmental consulting company, from 1989 to 1994.

L. COURTNEY SCHRODER has been Treasurer and a Director of the Company since 1991. Mr. Schroder served as a director of Biotag, Inc. from 1987 to 1991. He served as Vice President of Chase Manhattan Bank from 1981 until July 1991, and is currently Vice President of UBS Asset Management (New York) Inc.

RICHARD E. KENT has been a Director of the Company since 1991 and Vice Chairman of the Board of Directors of the Company since January 28, 1994 and the Company's Secretary since June, 1994. Mr. Kent served as a director of Biotag, Inc. from 1987 to 1991. Mr. Kent was Vice President, Secretary and General Counsel of Grossman's Inc., a retailer of building materials, from 1986 until his retirement in December 1997. In April 1997, Grossman's Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Kent presently is self-employed as a consultant.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, officers and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 1997, James F. Mongiardo, the Company's former President and former director, and Marshall Sterman, a former director, failed to file final Form 4's upon their resignations as an officer and directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and other most highly compensated executive officer (collectively, the "Named Executive Officers") for services as executive officers of the Company for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                                                 Compensation
                                              Annual Compensation                                   Awards
                                              -------------------                                ------------
                                                                                                  Securities
Name and                                                                     Other Annual         Underlying           All Other
Principal Positions               Year      Salary ($)      Bonus ($)      Compensation ($)       Options (#)       Compensation ($)
-------------------               ----      ----------      ---------      ----------------      -------------      ----------------
Donald C. Fresne(1)....           1997        123,504             ---           17,721(2)                ---             16,900(3)
  Chairman, President             1996         34,149             ---           19,500(2)                                 4,650(3)
  and Chief Executive             1995            ---             ---           21,871(2)          2,525,537              4,650(3)
  Officer

Richard E. Kent(1).....           1997            ---             ---              ---(4)              1,681                750(5)
  Vice Chairman of the            1996            ---             ---              ---                 1,681                ---
  Board and Secretary             1995            ---             ---              ---                 1,681                ---

L. Courtney Schroder...           1997            ---             ---              ---(4)                ---                750(5)
  Treasurer and                   1996            ---             ---              ---                   ---                ---
  Director                        1995            ---             ---              ---                   ---                ---


---------------------------------

(1) Mr. Fresne became Chief Executive Officer of the Company on March 24, 1994 and President on August 29, 1997. Mr. Kent became Vice Chairman of the Board of Directors and Secretary of the Company in June 1994. The payment of salaries and benefits to Mr. Fresne and Mr. Kent were curtailed beginning in October 1994 because of the Company's lack of cash flow. Portions of the unpaid amounts of such salaries have been accrued. In the case of Mr. Fresne, he received salary payments in 1997 of $123,504 and the amount of such accrual for 1997 is $202,996. In the case of Mr. Kent, he received no salary payments in 1997 and the amount of such accrual for 1997 is $18,000. Mr. Kent's annual salary was $18,000 through March 31, 1998. On April 1, 1998, Mr. Kent's annual salary was increased to $36,000. On July 14, 1997, Mr. Kent converted all his accrued salary through December 31, 1996 into 21,679 shares of the Company's Common Stock at the rate of $2.04 per share.

(2) Represents car allowances of $5,410 and club membership fees of $12,935 for 1997, car allowances of $12,779.26 and club membership fees of $9,092.24 for 1996 and car allowances of $16,913.92 and club membership fees of $9,359.96 for 1995.

(3) Represents annual insurance premium paid by the Company for a $500,000 term life insurance policy and stock bonuses aggregating 1,257,273 shares valued at $.013 per share.

(4) Represents amounts which do not meet reporting thresholds.

(5) Represents 34,090 share common stock bonus recorded by the Company at $.022 per share.

OPTION GRANTS TABLE

         The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options for Common Stock of the Company during the fiscal year ended December 31, 1997. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").


                                     NUMBER OF         % OF TOTAL
                                     SECURITIES        OPTIONS/SARS      EXERCISE
                                     UNDERLYING        GRANTED TO        OR BASE         MARKET
                                     OPTIONS/SARS      EMPLOYEES IN      PRICE            PRICE           EXPIRATION
NAME                                 GRANTED(#)        FISCAL YEAR       ($/SH)          ($/SH)(1)          DATE

Richard E. Kent ...........          1,681(1)            100%             2.00            N/A               9/13/04

-------------------------

(1) Represents non-qualified stock options for shares of Common Stock granted on September 13, 1994 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994. Mr. Kent will receive options to purchase an additional 1,681 shares of Common Stock on each June 1st on which such Employment Agreement is still in effect.

         No stock options for Common Stock were exercised during the fiscal year ended December 31, 1997 by the Named Executive Officers. The following table provides information related to the number and value of stock options for Common Stock held at the end of such fiscal year by the Named Executive Officers. The

Company does not have any plans providing for SARs.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                                         VALUE OF UNEXERCISED IN-
                                                                     NUMBER OF UNEXERCISED               THE-MONEY OPTIONS AT
                                  SHARES                             OPTIONS AT DECEMBER 31, 1997(#)     DECEMBER 31, 1997($)
                                  ACQUIRED ON       VALUE            -------------------------------     -------------------------
NAME                              EXERCISE (#)      REALIZED ($)     EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
----                              ------------      ------------     -------------------------------     -------------------------

Donald C. Fresne.........            ---               ---                     ---/---                              ---/---
Richard E. Kent .........            ---               ---                   9,515/---                              ---/---
L. Courtney Schroder.....            ---               ---                   2,106/---                              ---/---



         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of March 31, 1998 with respect to the beneficial ownership of the Common Stock of the Company by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director and nominee of the Company, (iii) the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

                                           AMOUNT AND
                                           NATURE OF
NAME AND ADDRESS OF BENEFICIAL             BENEFICIAL               PERCENT
OWNER                                      OWNERSHIP(1)             OF CLASS
-------------------------------            ------------             --------
Donald C. Fresne(2)                         2,059,873                58.2%
Box L
North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder(3)                        70,396                 1.9%
25 Blackburn Lane
Manhasset, NY 11030

Richard E. Kent(4)                            112,365                 3.1
49 Bourne Point Rd.
Wareham, MA 02571

Leo W. Long(5)                                368,560                10.4%
c/o Long Motor Corporation
14600 West 107 Street
Lenexa, KS 66215

All directors and executive                  2,611,194                63.2
officers of the Company as
a group (3 persons)

---------------------------

         (1) A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options and warrants. Each beneficial owner's percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised. For purposes of the footnotes that follow, "currently exercisable" means options and/or warrants that are exercisable as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power. All shares holdings set forth herein reflect the effect of a 22 for 1 reverse split of the Company's Common Stock effective September 3, 1997.

         (2) Included in the shares reported by Mr. Fresne are 20,822 shares owned by Biotag, Inc. ("Biotag"), the former general partner of the COD Associates, L.P., the predecessor to the Company, which is wholly-owned by Mr. Fresne and warrants to purchase 27,702 shares of the Company's Common Stock at $.83 per share at any time prior to April 15, 2003 and the right to convert an aggregate of $20,500 principal amount of demand convertible promissory notes into 27,702 shares of the Company's Common Stock at any time during the period such notes are outstanding.

         (3) Included in the shares reported by Mr. Schroder are shares issuable upon exercise of currently exercisable options to purchase 2,106 shares of Common Stock.

         (4) Included in the shares reported by Mr. Kent are shares issuable upon the exercise of currently exercisable options to purchase 9,515 shares of Common Stock.

         (5) Included in the shares held by Mr. Long are shares issuable upon the exercise of currently exercisable warrants to purchase 166,097 shares of Common Stock and 37,594 shares of Common Stock issuable upon conversion of a certain promissory note of the Company to Mr. Long.

MEETINGS OF THE BOARD AND COMMITTEES OF THE BOARD

         The Board of Directors held five (5) meetings during the year ended December 31, 1997 and acted once by unanimous written consent. Mr. Fresne and Mr. Kent each attended all of the meetings. Mr. Schroder attended two meetings. The Board of Directors has one standing committee -- the Executive Committee composed of Mr. Fresne and Mr. Kent. The Executive Committee did not meet in 1997. The Board of Directors does not have a standing nominating committee, audit committee or compensation committee, such functions being reserved to the full Board of Directors.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Donald C. Fresne, Chairman of the Board of Directors and Chief Executive Officer of the Company, for an initial five-year term commencing on April 20, 1994 and ending on April 20, 1999. Such agreement was amended on September 13, 1994. On April 20 of each year, beginning on April 20, 1995, the term of the employment agreement will be automatically extended for an additional year unless prior to such date Mr. Fresne or the Company notifies the other of its intention not to extend the term.

         Under the agreement, as amended, Mr. Fresne is to be paid a salary of $189,000 per year with annual increases of $50,000 per year, and, in the discretion of the Board, may given merit increases and bonuses. Further, upon the exercise of 65% of the Company's presently outstanding Class A Warrants, Mr. Fresne will be paid a cash bonus of $250,000, and upon the exercise of 65% of the Company's presently outstanding Class B Warrants, Mr. Fresne will be paid a cash bonus of $200,000. Such warrants expired unexercised on December 10, 1996. As such, Mr. Fresne will not be entitled to any such bonus. In addition, Mr. Fresne was granted seven-year options under the agreement to purchase 400,000 shares of Common Stock at $0.66 per share and to purchase the following additional number of shares of Common Stock at $0.66 per share upon the occurrence of the following events: (1) upon the formation and closing of a strategic alliance or joint venture with a well-established company which first assumes responsibility for marketing the Company's in vitro diagnostic blood test in (a) the United States, 200,000 shares of Common Stock, (b) Europe, 200,000 shares of Common Stock and (c) Japan, 200,000 shares of Common Stock and
(ii) 500,000 shares of Common Stock upon the approval by the Food and Drug Administration of the diagnostic blood test. Further, Mr. Fresne has been granted seven-year options under the agreement to purchase the following shares of Common Stock at $0.50 per share upon the occurrence of the following events:
(i) 600,000 shares upon the closing of a financing pursuant to which the Company receives consideration of at least $1,000,000; (ii) up to 216,967 shares when and as the Company's Class A Warrants are exercised, on the basis of one option share for each ten Class A Warrants exercised; and (iii) up to 325,450 shares when and as the Company's Class B Warrants are exercised, on the basis of one option share for each ten

Class B Warrants exercised. Such warrants expired unexercised on December 10, 1996. As such, the options associated with the Class A and Class B warrants expired. In September 1997, Mr. Fresne voluntarily surrendered all other options granted to him under such Agreement.

         The Company also will provide Mr. Fresne with a company car, reimburse him for membership dues and expenses used for the Company's benefit and reimburse him for the premiums paid for (i) a $750,000 whole life insurance policy; (ii) long-term disability insurance and (iii) health insurance benefits. Following Mr. Fresne's termination of employment with the Company (other than for cause) he will continue to be reimbursed for the premiums paid on the life insurance policy and on all individual health insurance policy for him and his spouse and will be provided with an office and secretary. The Company also will be responsible for reimbursing Mr. Fresne for all federal and state income taxes attributable to the aforementioned benefits.

         On August 29, 1997 the Company and Mr. Fresne executed an amendment to Mr. Fresne's employment agreement, effective as of July 14, 1997, to provide that he would receive a yearly salary from the Company equal to $339,000, payable monthly, plus an annual increase of $50,000 on April 20 of each year in which this Employment Contract is in effect; provided however, that effective on the closing of a private placement of the Company's securities his salary would be $250,000 per year and remain at that level until such time as the Company successfully completes a sale of its securities in either a private or public sale or receive license or royalty payments for its products in the aggregate amount of $1,000,000 in a single fiscal year. From and after the closing of such sale of securities, or receipt of license or royalty payments for its products aggregating $1,000,000 in a single fiscal year, his salary shall be increased to the level he would have been entitled to receive in the event his salary had not been reduced as herein provided. Furthermore, subject to completion of a public or private sale of securities of the Company aggregating at least $1,000,000 prior to December 31, 1997, all but $300,000 of salary owed by the Company to Mr. Fresne which is accrued but unpaid as of June 30, 1997 shall be capitalized and Mr. Fresne shall forego receipt of same. Such amendment also provided that upon closing of a private sale of the Company's securities yielding gross proceeds of at least $1,000,000, Mr. Fresne would surrender all unexercised stock options in his name, including the an option which permitted him to receive a number of securities equal to 15% of the securities sold in any such offering. The Company also was to reimburse Mr. Fresne for the amount of expenses incurred by him for health care and not reimbursed by the health insurance and Medicare. The obligation of the Company to pay the premium on Mr. Fresne's whole life insurance policy shall be suspended for a period beginning August 1, 1997 and ending July

31, 1998, during which period Mr. Fresne may pay such premium. Thereafter, the Company shall pay such premium to the extent provided in such agreement. Such amendment was intended to go into effect upon the closing of a proposed sale of the Company's securities pursuant to a private placement agented by Whale Securities Co., L.P. Such private placement was abandoned by Whale Securities Co., L.P. in October 1997 because of then adverse market conditions. On January 22, 1998, the Company's board of directors rescinded such amendment and confirmed that the Amended and Restated Employment Contract remained in effect.

         Mr. Fresne's employment agreement also provides that following the termination of his employment with the Company (other than for cause) he will be entitled to a continuation of his salary for a number of years equal to the number of years that he was employed by the Company prior to his termination of employment. Moreover, upon a change in control of the Company (as defined in the employment agreement) and the termination of Mr. Fresne's employment within a period commencing six months prior to, and ending one year after, such change in control, Mr. Fresne will receive a lump sum payment equal to the lesser of $2,000,000 or 2.999 times his average annual compensation for the five years before the change in control.

         On September 13, 1994, the Company entered into an employment agreement for a three year term, effective June 1, 1994 and expiring May 31, 1997, with Richard E. Kent pursuant to which Mr. Kent will serve as Vice Chairman of the Company. Pursuant to such agreement, Mr. Kent was to receive an annual salary of $18,000 and, in the discretion of the Board of Directors, may be given merit raises and bonuses. Such agreement was automatically extended for an additional year through May 31, 1998. The agreement granted Mr. Kent options to purchase 2,137 shares of the Company's Common Stock at a price of $2.00 per share effective September 13, 1994. In addition, Mr. Kent receives options to purchase an additional 1,681 shares of the Company's Common Stock at a purchase price of $2.00 per share on June 1 of each year in which the agreement remains in effect, including 1996. The Company has granted to Mr. Kent certain demand registration rights (exercisable on two occasions) and piggyback registration rights with respect to the Common Stock underlying options now or hereafter held by Mr. Kent during the term of the agreement. Mr. Kent has not received any salary payments pursuant to such agreement and the amount of accrued salary owed him as of the December 31, 1996 was $46,500. On July 14, 1997, Mr. Kent agreed to convert all of such accrued salary into 21,678 shares of Common Stock, at the rate of $2.145 per share. Effective April 1, 1998, Mr. Kent's employment contract was amended by the Company's Board of Directors to increase his annual salary to $36,000.

DIRECTOR COMPENSATION

         In 1997, no compensation was paid to non-employee directors of the Company, other than reimbursement for travel expenses incurred for attending meeting of the Board of Directors and its Committees and the stock bonuses described in the section of this Form 10-KSB entitled "Certain Relationships and Related Transactions".

STOCK OPTION PLAN

         As of June 1, 1991, the Board of Directors of the Company adopted the 1991 Stock Option Plan (the "Plan") which was ratified and approved by the Company's stockholders on October 1, 1991. The Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 of the Company's authorized but unissued shares of Common Stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to key employees of the Company and consultants. It is presently administered by the Board of Directors as a whole.

         Presently, there are no outstanding options held by any officers or directors of the Company.

REPRICING OF OUTSTANDING OPTIONS AND WARRANTS

         On September 22, 1997, the Company's Board of Directors elected to reprice substantially all of the outstanding options and warrants to purchase the Company's Common Stock, including options and warrants held by officers and directors to $2.00 in light of the effect on the prices of such securities resulting from the effectiveness a 22 for 1 reverse stock split on September 3, 1997. Only those warrants issued in connection with the Company's offering of securities under Regulation S were not repriced.

                     CERTAIN RELATIONSHIPS AND TRANSACTIONS

         For information regarding certain transactions involving the Company and its directors and executive officers prior to August 1, 1997, see "Certain Relationships and Transactions", of the Company's Information Statement on
Schedule 14C, dated August 9, 1997.

         At a meeting of its shareholders on August 29, 1997, the Company's shareholders approved (i) a reverse 22 for 1 split of the Company's Common Stock and (ii) an amendment to its by-laws changing the size of the Company's board of directors to between not less than three (3) directors and nine (9) directors.

         Also on August 29, 1997, the Company and Mr. Fresne entered into an Amendment to Mr. Fresne's Amended and Restated Employment Agreement. The terms of such Amendment are described in Item 10

- Executive Compensation and Other Information - Employment Agreements.

         During September 1997, Mr. Fresne surrendered all of the following securities to the Company in anticipation of certain requirements which would be imposed upon the Company in any future financing, regardless of the status of any transaction with Whale Securities Co., L.P.: (1) 18,182 shares underlying options to purchase such shares at $2.00 per share pursuant to Mr. Fresne's Amended and Restated Employment Agreement dated September 13, 1994, (ii) 18,182 shares of Common Stock underlying 9,091 shares of Series A Convertible Preferred Stock and 18,182 shares of Common Stock which could have been obtained by Mr. Fresne upon conversion of warrants for such shares issued to Mr. Fresne pursuant to the Preferred Stock and Warrant Purchase and Security Agreement between Mr. Fresne and the Company dated as June 1, 1995, (iii) 11,454 warrants to purchase 11,454 shares of Common Stock at a price of $2.00 per share issued to Mr. Fresne by the Company pursuant to its private placement of Units composed of Common Stock and warrants to purchase Common Stock commenced in June 1995, (iv) options granted to Mr. Fresne pursuant to which he would have been entitled to purchase a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock or securities convertible into shares of Common Stock upon the offering of the Company's securities to the public, at a price of $2.00 per share and (v) all stock options granted to Mr. Fresne pursuant to his Amended and Restated Employment Contract.

         In the period from September through October 1997, the Company issued eight promissory notes in the aggregate original principal amount of $225,000 to fund interim operating expenses pending the closing of the terminated private placement through Whale Securities Co., L.P. Such amounts were loaned to the Company by both existing stockholders and unrelated third parties. Included in such amount was a loan of $25,000 by Richard E. Kent, the Company's Vice Chairman and Secretary. Such notes require that the principal be repaid on the earlier of the closing of the terminated private placement by Whale Securities Co., L.P. or one year from the date of such note, together with interest in the amount of $12,500 for each $50,000 of principal amount. The lenders also received 25,000 shares of Common Stock for each $50,000 of principal amount as additional consideration for such loans.

         The Company and Biotag, of which Donald C. Fresne is the sole shareholder, officer and director, entered into a Research Support Agreement, dated October 31, 1997 (the "Biotag Agreement"), pursuant to which the Company agreed to provide all funds and services required to be provided by Biotag pursuant to a NKI/Biotag Research Agreement dated January 30, 1997 between Biotag and the Nederlands Kanker Instituut (the "NKI Agreement").

Pursuant to the NKI Agreement, the Nederlands Kanker Instituut ("NKI") has agreed to undertake a research program for the purpose of cloning cDNA for epiglycanin and the generation of monoclonal antibodies directed against epiglycanin. Biotag has been granted the exclusive right to develop and market the results of such research in exchange for the payment of a royalty equal to five percent (5%) of the net selling price of any product resulting from such research. Such license is an exclusive worldwide license with a duration of the life of any patents resulting from such research or, if no such patents are issued, 20 years. The total cost of such research is $113,750, payable in installments of $32,500 for the first six (6) months of research and five (5) subsequent quarterly payments of $16,250.

         Biotag has the right to sublicense its rights under the NKI Agreement and has done so to the Company pursuant to the Biotag Agreement. The Biotag Agreement grants to the Company an exclusive worldwide sublicense to manufacture, directly or indirectly, use and sell the products resulting from NKI's research on the same terms and conditions as granted to Biotag pursuant to the NKI Agreement. The Company shall pay to Biotag a royalty equal to five percent 5(%) of the net selling price of any product sold utilizing the results of NKI's research plus the amount of any royalty owed by Biotag or NKI or any third party on the sale of such products.

         In December 1997, the Company issued a promissory note in the principal amount of $100,000 to an existing stockholder to fund interim operating expenses. Such note requires that the principal be repaid on the earlier of ten
(10) days following the closing of a sale or sales of the Company's Common Stock aggregating $1,000,000 or one year from the date of such note, together with interest at the rate of the then prime rate plus 5%. The lender may also convert the principal amount of such loan into shares of the Company's Common Stock at the rate of $2.66 of principal amount per share.

         In conjunction with such $100,000 loan, Mr. Fresne granted to such lender a call option pursuant to which such lender would have a call on 160,000 shares of the Company's Common Stock owned by Mr. Fresne at a price of $2.66 per share for a period of five (5) years. The shares of Common Stock subject to such call option are to be placed in escrow for the life of such option.

         In January 1998, the Company issued two promissory notes in the aggregate principal amount of $125,000 to two existing stockholders to fund interim operating expenses. Such notes require that the principal be repaid on the earlier of ten (10) days following the closing of a sale or sales of the Company's Common Stock aggregating $1,000,000 or one year from the date of such note, together with interest at the rate of the then prime rate plus 5%. The lenders may also convert the principal amount of such loan into shares of the Company's Common Stock at the rate of $2.66 of principal amount per share. For each $100,000 of principal amount of loans, such lenders also received (i) 37,596 shares of the Company's Common Stock and (ii) five year warrants to purchase an additional 75,188 shares of the Company's Common Stock at an exercise price of $2.66 per share.

         In January 1998, the Company's Board of Directors issued to Mr. Fresne, Mr. Kent and Mr. Schroder bonuses of 350,000, 25,000 and 25,000 shares, respectively of the Company's Common Stock. Such shares are restricted and cannot be sold by the holders thereof until the earlier of three years from the date of issuance or the sale of all or substantially all of the Company's Common Stock to a third party.

         During the period from March 16, 1998 through April 7, 1998, Mr. Fresne extended an aggregate of $20,500 in loans to the Company. Such loans were evidenced by four promissory notes in the principal amounts of $3,000, $10,000, $2,500 and $5,000 dated March 16, 1998, March 24, 1998, March 30, 1998 and April
7, 1998, respectively, and bear interest at the annual rate of the prime rate plus five percent (5%). Such loans are payable on demand and must be prepaid within ten (10) days of the sale by the Company of shares of its Common Stock aggregating at least $1,000,000. Each such loan is convertible into shares of the Company's Common Stock at the rate of $.83 of principal amount per share. Such loans also entitled Mr. Fresne to receive warrants to purchase an aggregate of 27,702 shares of the Company's Common Stock at $.83 per share. Such warrants expire on April 15, 2003 and may be redeemed by the Company at $.05 per warrant if the price of the per share of the Company's Common Stock equals or exceeds three hundred percent (300%) of the exercise price for 20 of 30 consecutive trading days. The shares of Common Stock underlying such warrants are entitled to piggyback registration rights.



ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits                            EXHIBIT INDEX

Exhibit No.                Description

3.1 Certificate of Incorporation of the Company filed with the Delaware Secretary of State on April 24 1991 (A)

3.2 Certificate of Amendment of the Company's Certificate of Incorporation of the Company filed with the Delaware Secretary of State on November

                           8, 1991 (B)

3.3 Certificate of Amendment of the Company's Certificate of Incorporation of the Company filed with the Delaware Secretary of State on September 3, 1997 (M)

3.4 Certificate of Amendment of the Company's Certificate of Incorporation filed with the Delaware Secretary of State on September 3, 1997
                           (M)

3.5 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (K)

3.6 Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company (L)

3.7 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company

3.8                        By-laws of the Company (A)

3.9                        By-laws of the Company (H)

3.10                       Amendment to Article III, Section 1 to the
                           Company's by-laws (M)

3.11 Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Company filed with the Delaware Secretary of State on May 28, 1991 (F)

3.12 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 28, 1991, filed with the Delaware Secretary of State on November 8, 1991 (F)

4.1 Form of Warrant Agreement by and among, the Company, American Stock Transfer & Trust Company, as Warrant Agent, and D.H. Blair & Co., Inc., relating to the Company's Class A and Class B Warrants (B)

4.2 Escrow Agreement, dated December 1991, among American Stock Transfer & Trust Company, as Escrow Agent, the Company and certain stockholders of the Company relating to the deposit in escrow of certain shares of the Company's Common Stock (C)

10.1 Agreement dated December 12, 1986 (the "BBRI Agreement") between Donald C. Fresne and BBRI relating to mAb and HCA technology (A)

10.2 Assignment and Amendment to BBRI Agreement dated as of April 30, 1991, among Donald C. Fresne, BBRI and the Company

10.3 Amendment to BBRI Agreement dated as of April 6, 1993, between BBRI and the Company

10.4 Lease Agreement, dated May 1, 1991, between the Company and Dutchess Management Company relating to the Company's offices located in Millbrook, NY
                           (A)

10.5 Extension of Lease, dated October 22, 1993, between the Company and L. Grignaffini & Sons, Inc., relating to the Company's offices located in Wellesley, MA

10.6 Agreement, dated November 27, 1989 (the "Whittaker Agreement"), between COD and Whittaker
                           Bioproducts, Inc., relating to the mAb research
                           (A)

10.7 Consent to Assignment of Whittaker Agreement, dated September 11, 1991, between Whittaker, M.A. Bioproducts, Inc. and the Company

10.8 Agreement between the Company and The University of Oslo (the "UO Agreement") relating to HCA research (D)

10.9 Amendment to the UO Agreement, dated November 11, 1993, between the Company and The University of Oslo

10.10                      1991 Stock Option Plan of the Company (A)

10.11 Technical Collaboration and cGMP Manufacturing Agreement, dated as of November 25, 1992, between the Company and Verax Corporation (E)

10.12 Agreement, dated as of April 1, 1992, between the Company and Immunotech Corporation, relating to development of an in vitro blood serum test kit
                           (E)

10.13 Agreement, dated as of August 27, 1992, between the Company and Donald C. Fresne, relating to a loan of up to $350,000 (E)

10.14 Employment Contract, dated May 1, 1991, between the Company and James F. Mongiardo (A)

10.15 Employment Contract, dated May 1, 1991, between the Company and Donald C. Fresne (A)

10.16 Agreement, dated December 7, 1993, between the Company and Baytree Associates, Inc., relating to a Regulation S offering

10.17 Agreement, dated as of November 1, 1993, between BioMolecular Assays, Inc. and the Company relating to the development of the COD Test

10.18 Agreement, effective as of June 1, 1993, between MGH and the Company, relating to a license for an invention pertaining to certain hybridoma cell lines

10.19 Lease dated January 15, 1992 (the "Wellesley Lease"), between the Company and L. Grignaffini & Sons, Inc., relating to the Company's offices located in Wellesley, MA

10.20 Extension of Lease dated November 9, 1992 between the Company and L. Grignaffini & Sons, Inc., relating to the Wellesley Lease

10.21 Employment Contract, dated April 20, 1994, between the Company and Donald C. Fresne (H)

10.22 Agreement, dated February 10, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.23 Agreement, dated March 9, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.24 Agreement, dated March 9, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.25 Agreement, dated April 14, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.26 Amended and Restated Employment Contract dated September 13, 1994, between the Company and Donald
                           C. Fresne (I)

10.27 Employment Contract dated September 13, 1994, between the Company and Richard E. Kent (I)

10.28 Amendment, dated April 19, 1994, to the Restated Agreement dated February 25, 1992, as amended, between the Company and BBRI regarding a change in the payment terms (I)

10.29 Preferred Stock and Warrant Purchase and Security Agreement between the Company and Donald C. Fresne dated May 1, 1995 (K)

10.30 Research Support Agreement dated as of October 31, 1997 between the Company and Biotag with attached copy of NKI/Biotag Research Agreement dated January 30, 1997

20.1                       Form of Warrant to Purchase Common Stock (G)

---------------------
         Notes to Exhibits:

         (A) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-42868), filed on September 20, 1991.

         (B) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended by Amendment No. 2 (Registration No. 33-42868), filed on November 27, 1991.

         (C) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended by Amendment No. 3 (Registration No. 33-42868), filed on December 4, 1991.

         (D) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991.

         (E) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1992.

         (F) Filed together with Exhibit 3.3.

         (G) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 31, 1994.

         (H) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1994.

         (I) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1994.

         (J) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994.

         (K) Incorporated by reference to the Company's Form 8-K filed on June 15, 1995.

         (L) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         (M) Incorporated by reference to the Company's Information Statement on
Schedule 14(c) dated August 9, 1997.

Reports on Form 8-K

         The Company filed one report on Form 8-K for events occurring on August 29, 1997 relating to the approval by the Company's shareholders of (i) a reverse 22 for 1 split of the Company's Common Stock and (ii) an amendment to its by-laws reducing the size of the Company's board of directors to three (3) directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EPIGEN, INC.


Date: June 9, 1998                  By /s/ Donald C. Fresne
                                       --------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and President



         In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.


Date: June 9, 1998                  By /s/ Donald C. Fresne
                                       --------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and President

Date: June 9, 1998                  By /s/ Richard E. Kent
                                       -------------------
                                       Richard E. Kent, Vice Chairman of the
                                       Board of Directors and Secretary


Date: June 9, 1998                  By /s/ L. Courtney Schroder
                                       ------------------------
                                       L. Courtney Schroder, Treasurer
                                       (Principal Financial and Accounting
                                       Officer) and Director