Form 10QSB
period 1998-03-31
EPIGEN INC /DE
filed 1998-07-23
CIK 879354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

    For the transition period from             to
Commission file Number   1-11055
                       ---------

                                  EPIGEN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        DELAWARE                                       04-3120713
        --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

Tower Lodge, North Tower Hill Road, Box L, Millbrook, NY  12545
---------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

                                 (914) 677-5317
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


-----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes ( X )                         No (   )

The number of shares outstanding of the issuer's common Stock, par value $.001 per share, at June 19, 1998, was 3,554,615.

Traditional Small Business Disclosure Format (check one)

                 Yes ( X )                         No (   )

                                  EPIGEN, INC.

                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                  PAGE
                                                                 NUMBER

PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

Balance Sheets
 at March 31, 1998 and December 31, 1997 ......................... 1

Statements of Operations
 for the three month periods ended March 31, 1998
 and March 31, 1997 and cumulative from
 Inception (January 28, 1987) to March 31, 1998 .................. 2

Statements of Cash Flows
 for the three month periods ended March 31,
 1998 and March 31, 1997 and cumulative from
 Inception (January 28, 1987) to March 31, 1998 .................. 3

Notes to Financial Statements .................................... 4 - 6

Item 2 - Management's Discussion and Analysis or
             Plan of Operations .................................. 6 - 7

PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities and Use of Proceeds ............... 8

Item 6 - Exhibits and Reports on Form 8-K ........................ 8

Signatures ....................................................... 9

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                 March 31,          December 31,
                                                   1998                 1997
                                                   ----                 ----
Assets
Current Assets:
  Cash and cash equivalents                    $      1,303        $     64,809
                                               ------------        ------------
     Total current assets                             1,303              64,809

Office equipment, net of accumulated
 depreciation of $36,073 and $35,727                  5,260               4,203
Long-term note receivable                            92,038              53,931

Other assets, net of accumulated
 amortization of $3,025 and $3,205
                                                     98,601             122,943
                                               ============        ============

Liabilities and Stockholders' Equity
Current Liabilities:
 Note payable demand                                145,805             145,805
 Notes payable - 25% interest                       225,000             225,000
 Notes payable - prime plus 5%                      240,500             100,000
 Accrued interest-note payable demand                42,647              39,367
 Accrued direct research and development
  costs                                             470,157             405,781
 Accrued professional fees                          257,688             259,582
 Accrued payroll                                  1,179,386           1,145,336
 Other accrued expenses                             308,919             267,866
                                               ------------        ------------
     Total current liabilities                    2,870,102           2,588,737
                                               ------------        ------------

Stockholders' Equity:

 Common stock $.001 par value
 3,283,508 shares outstanding at
  March 31, 1998                                      3,284               2,769
 Additional paid-in capital                      14,610,377          14,610,377
 Deficit accumulated during development
  stage                                         (17,384,817)        (17,078,593)
 Less 5 shares of common stock held in
  treasury, at cost                                     345                 345
                                               ------------        ------------
     Total stockholders' equity                  (2,770,811)         (2,465,102)
                                               ------------        ------------
                                               $     99,291        $    123,635
                                               ============        ============



   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                             Cumulative
                                      For the Three     For the Three           from
                                       Months Ended      Months Ended       Inception to
                                        March 31,         March 31,           March 31,
                                           1998              1997               1998
                                           ----              ----               ----
                                       (unaudited)       (unaudited)         (unaudited)

Revenues:
 Interest income                       $                 $     1,852        $    219,711
                                       ----------        -----------        ------------

Operating Costs & Expenses:
 Direct research and
  development                              89,095            115,989           7,337,562
 General and administrative               188,152            453,094           8,751,510
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital                                                       1,188,893
 Interest expense, net                     28,977              3,348             326,563
                                       ----------        -----------        ------------
     Total operating costs
      and expenses                        306,224            572,431          17,604,528
                                       ----------        -----------        ------------

Net (loss)                               (306,224)          (570,579)       $(17,384,817)
                                       ==========        ===========        ============

Net loss per common share              $    (0.16)       $     (0.87)
                                       ==========        ===========


Weighted average
Number of shares of common
  stock outstanding - See note 8
                                        1,901,100            653,987
                                      ===========        ===========


   The accompanying notes are in integral part of these financial statements.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                                      Cumulative
                                                                               For the Three      For the Three          from
                                                                                Months Ended      Months Ended       Inception to
                                                                                 March 31,           March 31,         March 31,
                                                                                   1998                1997              1998
                                                                                   ----                ----              ----
                                                                                (unaudited)        (unaudited)        (unaudited)
Cash Flows from Operating Activities:
 Net loss                                                                        $(306,224)       $  (570,579)       $(17,384,817)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense                                                346              1,033              97,019
  Non-cash expenses paid in equity interest                                                           527,631           2,809,845
  Non-cash compensation expense associated
   with the grant of stock options and warrants                                                                           427,964
 Debt converted to equity                                                                                                 507,604
 Changes in operating assets and liabilities
 Decrease(increase) in prepaid expenses
 Increase(decrease) in accrued direct
  research and development costs                                                    64,376            (75,039)            470,157
 Increase(decrease) in accrued professional                                         (1,894)             1,992             257,688
  fees
 Increase(decrease) in accrued payroll                                              34,050             82,000           1,179,386
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses                                                                          44,335            (48,116)            351,568
                                                                                 ---------        -----------        ------------
     Net cash used in operating activities                                        (165,011)           (81,078)        (11,283,586)
                                                                                 ---------        -----------        ------------

Cash Flows from Investing Activities:
 Purchase of office equipment                                                       (1,403)                               (45,328)
 Purchase of treasury stock                                                                                                  (347)
 Decrease(increase) in note receivable from
  an officer/shareholder                                                           (38,107)            (1,853)            (92,038)
 Decrease(increase) in other assets                                                                                        (3,025)
 Increase in organizational costs                                                                                         (53,925)
     Net cash provided by investing
      activities                                                                   (39,510)            (1,853)           (194,663)
                                                                                 ---------        -----------        ------------

Cash Flows from Financing Activities:

 Proceeds from issuance of common stock                                                515          8,331,647
 Decrease(increase) in subscription
  receivable
 Capital contributions                                                                                                  2,141,600
 Proceeds from issuance of preferred stock                                                            180,000             395,000
 Increase in note payable-demand                                                   140,500                                611,305
                                                                                 ---------                           ------------
     Net cash provided by financing activities                                     141,015            180,000          11,479,552
                                                                                 ---------        -----------        ------------

Net increase(decrease) in cash and cash
 equivalents                                                                       (63,506)            97,069               1,303
Cash and cash equivalents, beginning period                                         64,809             64,537                  --
                                                                                 ---------        -----------
Cash and cash equivalents, end of period                                         $   1,303        $   161,606        $      1,303
                                                                                 =========        ===========        ============

   The accompanying notes are an integral part of these financial statements

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

   The financial statements as of March 31, 1998 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three month periods ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2. Cash and Cash Equivalents:

   Cash and cash equivalents include all funds held in checking and money market bank accounts.

3. Note Receivable From an Officer/Stockholder:

     During August 1992, the Company entered into a loan agreement with an Officer/Stockholder for up to $200,000 plus $15,310 of associated legal costs. On May 28, 1994 and on August 31, 1996, the Board of Directors rescinded the requirements for reimbursement of the Company's legal fees and expenses attributable to the promissory note. The note is collateralized by 19,697 shares of the Company's common stock held by the Officer/Stockholder. The outstanding balance $92,038 at March 31, 1998, accrues interest at a rate of prime plus 1%. The principal and all accrued interest are payable in full on May 8, 1999.

4. Net Loss per Share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

5. Licensing Agreements:

     The Company's technology is used under an exclusive license from Boston Biomedical Research Institute ("BBRI"). Pursuant to the terms of this license agreement, the Company has been granted an exclusive, worldwide license to manufacture, use, lease, sell or otherwise transfer (a) any products utilizing any patents obtained by BBRI, or (b) any products resulting from the Company-sponsored research at BBRI, or (c) compositions

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

5. Licensing Agreements (cont.):

     containing such products. The agreement provides for royalty payments to BBRI equal to 5% of the net selling price not to exceed $10,000,000 per year and subject to certain reductions described below. The agreement expires the later of ten years from the first commercial sale of any such products or the expiration of any applicable patent.

   During 1992, the Company entered into a contract with the University of Oslo (the "University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales of any human therapeutic product utilizing these patent or biological material rights sold to third parties. Pursuant to the Company's agreement with BBRI, the royalty payable to BBRI is reduced to 4.5% of the net selling price of any covered product for which a royalty is also payable to the University.

   During 1993, the Company entered into an agreement with Massachusetts
     General Hospital ("MGH") to license certain antibodies for use in developing the in vitro diagnostic test, the in vivo imaging agent and the therapeutic vaccine. Under the agreement, the Company is required to pay royalties ranging from 2% to 5% of the net sales price, as defined, depending on the country in which the product is sold. The term of the agreement expires, on a country-by-country basis, eight years after the first commercial sale or for the life of a valid patent in a country, whichever occurs first. Pursuant to the Company's agreement with BBRI, if royalties are to be paid to both BBRI and MGH, the royalty otherwise payable to BBRI will be reduced so that the total royalty paid to BBRI and MGH does not exceed 6% of the net selling price of any licensed product or process. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50%.

6. Equity Transactions During the Quarter Ended March 31, 1998

   50,000 share of common shares were issued for services.

   350,000 shares of common shares were issued as a bonus to the Chairman of the Board of Directors.

   50,000 shares of common shares issued to two members of the Board of Directors of the Company.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


6. Equity Transactions During the Quarter Ended March 31, 1998 were as Follows (cont.):

   During the March 1998 quarter the Company issued an aggregate of $140,500 principal amount of its prime plus 5% one year promissory notes. Each note is prepayable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. The holders of these notes received an aggregate of 64,672 shares of the Company's common stock and an aggregate of 94,165 warrants to purchase shares of the Company's common stock at a rate of $2.66 per share.

   The above 514,672 shares of common stock were booked at par value.

7. Related Party Transactions

   The Company had previously leased office space in Millbrook, New York from Donald C. Fresne. Effective January 1, 1997, the Company agreed to again lease this space on a month-to-month basis in an amount equal to $3,000 per month. The Company believes that the terms of this lease agreement are at least as favorable as could be obtained from a non-affiliated lessor.

8. Weighted Average Common Shares

   During the quarter ended September 30, 1997, there was a 1 for 22 reverse stock split. The weighted average of the outstanding common shares was adjusted for this split.


PART I FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

The Company presently is insolvent and unable to pay its debts as they become due. The officers have agreed temporarily to allow part of their salaries to accrue. Currently, liabilities exceed assets. Should a sufficient number of the Company's creditors pursue the obligations owed them, the Company might be forced into a voluntary or involuntary bankruptcy.

The Company does not presently have the resources to complete the development of, conduct prospective clinical trials for and manufacture and market the COD Test. The Company continues to seek funding for future development and clinical trials of its products. Certain potential strategic partners and other sources for such funding are currently reviewing the efficacy of such products.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


The Company continues to pursue its business plan to the extent resources permit. The Company has entered into arrangements with (i) a group of physicians from several leading hospitals to obtain prostate serum samples in order to conduct both retrospective and prospective clinical trials on the Company's in vitro blood test for prostate cancer patents, and (ii) is in discussions with major biopharmeceutical firms to participate in these retrospective and prospective clinical trials for prostrate cancer patients. The Company has also entered into a collaboration to gather additional data to demonstrate the efficiency of the Company's in vitro blood test for breast cancer patients with a physician from a leading hospital. If such tests yield sufficiently positive results, the Company believes that it will be able to enter into a strategic alliance. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaborations will determine to a significant extent the Company's ability to structure potential strategic alliances.


In the event positive results are achieved in either the prostate or breast clinical trials, the Company will attempt to form a strategic alliance with a European partner to begin marketing the in vitro blood test in Europe where the regulatory environment is less formal that in the United States. There can be no assurance, however, that the Company will be successful in such endeavor.

The Company does not anticipate using any significant funds for work on its other products over the next 12 months. Research continues on its therapeutic vaccine at Columbia Presbyterian Hospital under the auspices of Dr. Carl Olsson. Work on the Company's in vivo imaging agent is being delayed until sufficient funds are available to continue such work.

                                  EPIGEN, INC.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           For a description of the securities issued by the Company during the fiscal quarter ended March 31, 1998, see Note 6 of the Notes to Financial Statements, incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
      None

(b)  REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   EPIGEN, INC.
                   ------------
                    Company




                   by /s/ Donald C. Fresne
                   -------------------------
                      Donald C. Fresne
                      Chief Executive Officer,
                      Chairman of the Board
                      and President

                   and




                   by /s/ Richard E. Kent
                   -------------------------
                      Richard E. Kent
                      Vice Chairman,
                      Secretary and
                      Chief Financial Officer


DATE: July 7, 1998