Form 10QSB
period 1998-06-30
EPIGEN INC /DE
filed 1998-08-03
CIK 879354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

   For the transition period from ___________ to ___________
Commission file Number 1-11055
                       -------

                                  Epigen, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             04-3120713
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification Number)

         Tower Lodge, North Tower Hill Road, Box L, Millbrook, NY 12545
         --------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


                                 (914) 677-5317
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes ( X )                     No (   )

The number of share outstanding of the issuer's common Stock, par value $.001 per share, at July 21, 1998 was 3,620,880.

Transitional Small Business Disclosure Format (check one)

               Yes (   )                     No ( X )

                                  EPIGEN, INC.

                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                       PAGE
                                                                       NUMBER

PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

Balance Sheets
 at June 30, 1998 and December 31, 1997 .................................1

Statement of Operations
 for the six month periods ended June 30, 1998
 and June 30, 1997, and for the three month periods
 ended June 30, 1996 and June 30, 1997, and
 cumulative from Inception (January 28, 1987)
to June 30, 1998 ........................................................2

Statements of Cash Flows
 for the six month periods ended June 30,
 1998 and June 30, 1997 and cumulative from
 Inception (January 28, 1987) to June 30, 1998 ..........................3

Notes to Financial Statements ...........................................4 - 7

Item 2 - Management's Discussion and Analysis or
     Plan of Operations .................................................6 - 7

PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities ..........................................8

Item 6 - Exhibits and Reports on Form 8-K ...............................8

Signatures ..............................................................9

                                      (i)

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                JUNE 30,        DECEMBER 31,
                                                 1998               1997
                                                 ----               ----
ASSETS
Current Assets:

  Cash and cash equivalents                  $      6,177      $     64,809
                                             ------------      ------------
     Total current assets                           6,177            64,809

Office equipment, net of accumulated
 depreciation of $36,444 and $35,727                4,887             4,203
Long-term note receivable                          90,913            53,931

Other assets, net of accumulated
 amortization of $3,025 and $3,205
                                             ------------      ------------
                                                  101,977           122,943
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

 Note payable demand                              145,805           145,805
 Notes payable - 25% interest                     225,000           225,000
 Notes payable - prime plus 5%                    275,000           100,000
 Accrued interest-note payable demand              45,927            39,367
 Accrued direct research and development
  costs                                           489,061           405,781
 Accrued professional fees                        263,410           259,582
 Accrued payroll                                1,223,089         1,145,336
 Other accrued expenses                           314,805           267,864
                                             ------------      ------------
     Total current liabilities                  2,982,097         2,588,735
                                             ------------      ------------

STOCKHOLDERS' EQUITY:

 Common stock $.001 par value
 3,620,880 shares outstanding at
  June 30, 1998                                     3,621             2,769
 Additional paid-in capital                    14,835,125        14,610,377
 Deficit accumulated during development
  stage                                       (17,718,521)      (17,078,593)
 Less 5 shares of common stock held in
  treasury, at cost                                  (345)             (345)
                                             ------------      ------------
     Total stockholders' equity                (2,880,120)       (2,465,792)
                                             ------------      ------------
                                             $    101,977      $    122,943
                                             ============      ============


   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STATE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                                                                Cumulative
                                      For the Three    For the Three     For the Six        For the Six            from
                                       Months Ended     Months Ended     Months Ended       Months Ended       Inception to
                                         June 30,          June 30,       June 30,           June 30,            June 30,
                                           1998              1997           1998               1997                1998
                                           ----              ----           ----               ----                ----
                                       (unaudited)       (unaudited)     (unaudited)        (unaudited)         (unaudited)

Revenues:
 Interest income                                        $      1,852                -      $      3,704        $    219,711
                                      ------------      ------------     ------------      ------------        ------------

Operating Costs & Expenses:
 Direct research and
  development                               94,948            69,325          184,043           185,314           7,432,510
 General and administrative                208,659           843,266          396,811         1,296,360           8,960,169
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital                                                                                          1,188,893
 Interest expense, net                      30,097             3,212           59,074             6,560             356,660
                                      ------------      ------------     ------------      ------------        ------------

     Total operating costs
         and expenses                      333,704           915,803          639,928         1,488,234          17,938,232
                                      ------------      ------------     ------------      ------------        ------------

Net (loss)                                (333,704)         (913,951)        (639,928)       (1,484,530)       $(17,718,521)
                                      ============      ============     ============      ============        ============

Net loss per common share             $      (0.09)     $      (0.95)    $      (0.18)     $      (1.57)
                                      ============      ============     ============      ============
Weighted average
Number of shares of common
 stock outstanding - see note 8          3,620,880           958,669        3,478,674           943,828
                                      ============      ============     ============      ============




  The accompanying notes are an integral part of these financial statements.

                                 EPIGEN, INC.
                        (formerly COD Associates, L.P.)
                         (A Development State Company)
                            STATEMENT OF CASH FLOWS

                                                                                           Cumulative
                                                     For the Six        For the Six           from
                                                     Months Ended      Months Ended       Inception to
                                                       June 30,          June 30,           June 30,
                                                         1998              1997               1998
                                                         ----              ----               ----
                                                     (unaudited)        (unaudited)        (unaudited)

Cash Flows from Operating Activities:
 Net loss                                             $(639,928)       $(1,484,530)       $(17,718,521)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense                     717              3,494              97,390
  Non-cash expenses paid in equity interest                              1,181,176           2,809,845
  Non-cash compensation expense associated
   with the grant of stock options and warrants                                                427,964
 Debt converted to equity                                                                      507,604
 Changes in operating assets and liabilities
 Decrease(increase) in prepaid expenses
 Increase(decrease) in accrued direct
  research and development costs                         83,280            (75,039)            489,061
 Increase(decrease) in accrued professional
  fees                                                    3,828              1,992             263,410
 Increase(decrease) in accrued payroll                   77,753            188,956           1,223,089
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses                                               53,503            (44,382)            360,736
                                                      ---------        -----------        ------------

     Net cash used in operating activities             (420,847)          (228,333)        (11,539,422)
                                                      ---------        -----------        ------------


Cash Flows from Investing Activities:
 Purchase of office equipment                            (1,403)                               (45,328)

 Purchase of treasury stock                                                                       (347)
 Decrease(increase) in note receivable from
  an officer/shareholder                                (36,982)            (3,704)            (90,913)
 Decrease(increase) in other assets                                                             (3,025)
 Increase in organizational costs                                                              (53,925)
                                                      ---------        -----------        ------------

     Net cash provided by investing
      activities                                        (38,385)            (3,704)           (193,538)
                                                      ---------        -----------        ------------
Cash Flows from Financing Activities:

 Proceeds from issuance of common stock                     852                              8,331,984
 Decrease(increase) in subscription
  receivable
 Capital contributions                                  224,748                              2,366,348
 Proceeds from issuance of preferred stock                                 180,000             395,000
 Increase in note payable-demand                        175,000                                645,805
                                                      ---------        -----------        ------------

     Net cash provided by financing activities          400,600            180,000          11,739,137
                                                      ---------        -----------        ------------


Net increase(decrease) in cash and cash
 equivalents                                            (58,632)           (52,038)              6,177
Cash and cash equivalents, beginning period              64,809             64,537
                                                      ---------        -----------        ------------

Cash and cash equivalents, end of period              $   6,177        $    12,499        $      6,177
                                                      =========        ===========        ============


   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development State Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The financial statements as of June 30, 1998 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the six month periods ended June 30, 1998 and June 30, 1997 and the three month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.   Cash and Cash Equivalents:

     Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.   Note Receivable From an Officer/Stockholder:

     During August 1992, the Company entered into a loan agreement with an Officer/Stockholder for up to $200,000 plus $15,310 of associated legal costs. On May 28, 1994 and on August 31, 1996, the Board of Directors rescinded the requirements for reimbursement of the Company's legal fees and expenses attributable to the promissory note. The note is collateralized by 19,697 shares of the Company's common stock held by the Officer/Stockholder. The outstanding balance $90,913 at June 30, 1998, accrues interest at a rate of prime plus 1%. The principal and all accrued interest are payable in full on May 8, 1999.

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

6.   Equity Transactions During the Quarter Ended June 30, 1998 were as Follows:

     Investors purchased an aggregate of 271,107 shares of the company's common at a cost of $0.83 per share. These shares were booked at par value with the additional investment credited to paid in capital.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

6. Equity Transactions During the Quarter Ended June 30, 1998 were as Follows (cont.):

     During the June 1998 quarter the Company issued an aggregate of $55,000 principal amount of its prime plus 5% one year promissory notes. Each note is prepayable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. Principal amounts of such notes are convertible by the holders into shares of the Company's common stock at a rate of $0.83 per share. The holders of these notes received an aggregate of 66,265 shares of the Company's common stock, and an aggregate of 66,265 warrants to purchase shares of the Company's common stock at a rate of $0.83 per share.

     The above 66,265 shares of common stock were booked at par value.

7.   Related Party Transactions

     The Company had previously leased office space in Millbrook, New York from Donald C. Fresne. Effective January 1, 1997, the Company agreed to again lease this space on a month-to-month basis in an amount equal $3,000 per month. The Company believes that the terms of this lease agreement are at least as favorable as could be obtained from a non-affiliated lessor.

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

The Company does not presently have the resources to complete the development of, conduct prospective clinical trials for, manufacture

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

and market, the COD Test. The Company continues to seek funding for future development and clinical trials of its products. Certain potential strategic partners and other sources for such funding are currently reviewing the efficacy of such products.

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

                                  EPIGEN, INC.
                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               For a description of the securities issued by the Company during the fiscal quarter ended June 30, 1998, see Note 6 of the Notes to Financial Statements, incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
             None

        (b) REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES
                                   ----------

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

DATE: July 29, 1998