Form 10KSB/A
period 1997-12-31
EPIGEN INC /DE
filed 1998-11-05
CIK 879354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 KSB/A

(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ________________

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

  Title of Each Class                                     Name of Each Exchange
                                                          on Which Registered

  Units, each consisting of two shares of
  Common Stock, two Class A Warrants and
  one Class B Warrant ...................................        None

  Common Stock, par value $.001 per share................        None

  Class A. Warrants.......................................       None

  Class B Warrants........................................       None

Securities registered under Section 12(g) of the Exchange Act:

                                 Not Applicable

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      [X]                                   No        [ ]

     The Exhibit List to Item 13 to the Annual report of Epigen, Inc. of Form 10 KSB for the fiscal year ended December 31, 1997 is hereby amended by adding to the exhibits listed thereunder, Exhibit No. 27, as follows:

Item: 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

                                  EXHIBIT LIST


Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule, filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EPIGEN, INC.




Date: September  25, 1998               /s/ Donald C. Frense
                                        -------------------------------------
                                        Donald C. Fresne, Chief Executive
                                        Officer, Chairman of the Board of
                                        Directors and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: September  25, 1998               /s/ Donald C. Fresne
                                        -------------------------------------
                                        Donald C. Fresne, Chief Executive
                                        Officer, Chairman of the Board of
                                        Directors and President




Date: September 25, 1998                /s/ Richard E. Kent
                                        -------------------------------------
                                        Richard E. Kent, Vice Chairman of
                                        the Board of Directors and Secretary



Date: September 25, 1998                /s/ L. Courtney Schroder
                                        -------------------------------------
                                        L. Courtney Schroder, Treasurer
                                        (Principal Financial and Accounting
                                        Officer) and Director