Form 10-Q
period 1998-09-30
EPIGEN INC /DE
filed 1998-11-16
CIK 879354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[    ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

                  For the transition period from              to
Commission file Number   1-11055                --------------   --------------
                         -------

                                 EPIGEN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                           04-3120713
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

         TOWER LODGE, NORTH TOWER HILL ROAD, BOX L, MILLBROOK, NY 12545
        -----------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (914) 677-5317
                  -----------------------------------------------
                  (Issuer's telephone number including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes [ X ]                     No [   ]

         The number of shares outstanding of the issuer's common Stock, par value $.001 per share, at November 11, 1998 was 4,764,915.

         Transitional Small Business Disclosure Format (check one)

                   Yes [   ]                     No [ X ]

                                  EPIGEN, INC.

                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                                 PAGE
                                                                                 NUMBER
PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

         Balance Sheets
          at September 30, 1998 and December 31, 1997 . . . . . . . . . . . . .   1

         Statements of Operations
          for the nine month periods ended September 30, 1998 and September 30,
          1997, and for the three month periods ended September 30, 1998 and
          September 30, 1997, and cumulative from Inception (January 28, 1987)
          to September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .   2

         Statements of Cash Flows
          for the nine months periods ended September 30, 1998
          and September 30, 1997 and cumulative from
          Inception (January 28, 1987) to September 30, 1998  . . . . . . . . .   3

         Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   4 - 6

Item 2 - Management's Discussion and Analysis or
             Plan of Operations . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . .   8

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9






                                      (i)

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                            SEPTEMBER 30,  DECEMBER 31,
                                               1998            1997
                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                $    236,030    $     64,809
                                           ------------    ------------
     Total current assets                       236,030          64,809

Office equipment, net of accumulated
 depreciation of $39,810 and $35,727             29,255           4,203
Long-term note receivable                        88,761          53,931

Other assets, net of accumulated
 amortization of $3,025 and $3,205
                                           ------------    ------------
                                                354,046         122,943
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable demand                            145,805         145,805
 Notes payable - 25% interest                   225,000         225,000
 Notes payable - prime plus 5%                  275,000         100,000
 Accrued interest-note payable demand            49,207          39,367
 Accrued direct research and development
  costs                                         516,191         405,781
 Accrued professional fees                      263,315         259,582
 Accrued payroll                              1,220,839       1,145,336
 Other accrued expenses                         321,629         267,864
                                           ------------    ------------
     Total current liabilities                3,016,986       2,588,735
                                           ------------    ------------

STOCKHOLDERS' EQUITY:
 Common stock $.001 par value
 4,714,915 shares outstanding at
  September 30, 1998                              4,715           2,769
 Additional paid-in capital                  15,375,983      14,610,377
 Deficit accumulated during development
  stage                                     (18,043,293)    (17,078,593)
 Less 5 shares of common stock held in
  treasury, at cost                                (345)           (345)
                                           ------------    ------------
     Total stockholders' equity              (2,662,940)     (2,465,792)
                                           ------------    ------------
                                           $    354,046    $    122,943
                                           ============    ============








   The accompanying notes are an integral part of these financial statements.
                                        1

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                                                     Cumulative
                                    For the Three         For the Three     For the Nine          For the Nine          from
                                    Months Ended          Months Ended      Months Ended          Months Ended      Inception to
                                    September 30,         September 30,     September 30,         September 30,     September 30,
                                        1998                  1997              1998                  1997              1998
                                    ------------          ------------      ------------          ------------      ------------
                                    (unaudited)           (unaudited)       (unaudited)           (unaudited)       (unaudited)

Revenues:
 Licensing fees                     $      1,600          $                 $      1,600          $                 $      1,600
 Interest income                                                     8                                   3,712           219,711
                                    ------------          ------------      ------------          ------------      ------------
                                           1,600                     8             1,600                 3,712           221,311
                                    ------------          ------------      ------------          ------------      ------------
Operating Costs & Expenses:
 Direct research and
  development                             77,107                53,033           261,150               238,347         7,509,617
 General and administrative              219,343               558,019           616,154             1,854,379         9,179,512
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital                                                                                               1,188,893
 Interest expense, net                    29,922                 3,416            88,996                 9,976           386,582
                                    ------------          ------------      ------------          ------------      ------------
     Total operating costs
      and expenses                       326,372               614,468           966,300             2,102,702        18,264,604
                                    ------------          ------------      ------------          ------------      ------------

Net (loss)                              (324,772)             (614,460)         (964,700)           (2,098,990)     $(18,043,293)
                                    ============          ============      ============          ============      ============

Net loss per common share           $      (0.07)         $      (0.40)     $      (0.24)         $      (2.19)
                                    ============          ============      ============          ============
Weighted average
Number of shares of common
 stock outstanding - see note 8        4,714,915             1,511,714         3,961,473               955,435
                                    ============          ============      ============          ============





   The accompanying notes are an integral part of these financial statements.
                                        2

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                                                                     Cumulative
                                                                           For the Nine          For the Nine           from
                                                                           Months Ended          Months Ended       Inception to
                                                                           September 30,         September 30,      September 30,
                                                                               1998                  1997               1998
                                                                            (unaudited)          (unaudited)        (unaudited)
                                                                           ------------          ------------       ------------
Cash Flows from Operating Activities:
 Net loss                                                                  $   (964,700)         $ (2,098,990)      $(18,043,293)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense                                           4,083                 3,494            100,756
  Non-cash expenses paid in equity interest                                                         2,195,115          2,809,845
  Non-cash compensation expense associated
   with the grant of stock options and warrants                                                                          427,964
 Debt converted to equity                                                                                                507,604
 Changes in operating assets and liabilities
 Decrease(increase) in prepaid expenses
 Increase(decrease) in accrued direct
  research and development costs                                                110,410               (69,240)           516,191
 Increase(decrease) in accrued professional
  fees                                                                            3,733                23,731            263,315
 Increase(decrease) in accrued payroll                                           75,503              (709,895)         1,220,839
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses                                                                       63,605                12,146            370,838
                                                                           ------------          ------------       ------------
     Net cash used in operating activities                                     (707,366)             (643,639)       (11,825,941)
                                                                           ------------          ------------       ------------

Cash Flows from Investing Activities:
 Purchase of office equipment                                                   (29,135)               (4,904)           (73,060)

 Purchase of treasury stock                                                                                                 (347)
 Decrease(increase) in note receivable from
  an officer/shareholder                                                        (34,830)               76,374            (88,761)
 Decrease(increase) in other assets                                                                                       (3,025)
 Increase in organizational costs                                                                                        (53,925)
                                                                            ------------          ------------       ------------
    Net cash provided by investing
      activities                                                                (63,965)               71,470           (219,118)
                                                                            ------------          ------------       ------------

Cash Flows from Financing Activities:
 Reverse stock split                                                                                   (7,574)
 Proceeds from issuance of common stock                                           1,946                                8,333,078
 Decrease(increase) in subscription                                                                   100,000
  receivable
 Capital contributions                                                          765,606               230,328          2,907,206
 Proceeds from issuance of preferred stock                                                            220,000            395,000
 Increase in note payable-demand                                                175,000                                  645,805
                                                                           ------------          ------------       ------------
     Net cash provided by financing activities                                  942,552               542,754         12,281,089
                                                                           ------------          ------------       ------------

Net increase(decrease) in cash and cash
 equivalents                                                                    171,221               (29,415)           236,030
Cash and cash equivalents, beginning period                                      64,809                64,537
                                                                           ------------          ------------       ------------
Cash and cash equivalents, end of period                                   $    236,030          $     35,122       $    236,030
                                                                           ============          ============       ============



   The accompanying notes are an integral part of these financial statements.
                                        3

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation:

          The financial statements as of September 30, 1998 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the nine month periods ended September 30, 1998 and September 30, 1997 and the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.   Cash and Cash Equivalents:

          Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.   Note Receivable From an Officer/Stockholder:

          During August 1992, the Company entered into a loan agreement with an Officer/Stockholder for up to $200,000 plus $15,310 of associated legal costs. On May 28, 1994 and on August 31, 1996, the Board of Directors rescinded the requirements for reimbursement of the Company's legal fees and expenses attributable to the promissory note. The note is collateralized by 19,697 shares of the Company's common stock held by the Officer/Stockholder. The outstanding balance $88,761 at September 30, 1998, accrues interest at a rate of prime plus 1%. The principal and all accrued interest are payable in full on May 8, 1999.

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

6. Equity Transactions During the Quarter Ended September 30, 1998 were as follows:

          Investors purchased an aggregate of 592,170 shares of the Company's common at a cost of $0.83 per share, and an aggregate of 50,000 shares of the Company's common at a cost of $1.00 per share. These shares were booked at par value with the additional investment credited to paid in capital. The 50,000 share purchase included warrants to purchase another 50,000 shares of the Company's common stock at $1.50 per share over a three year period, plus piggyback registration rights.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


6. Equity Transactions During the Quarter Ended September 30, 1998 were as Follows (cont.):

          The Company issued 300,000 shares of its common stock in recognition of substantial services by Donald Fresne, and 50,000 shares each of the Company's common stock in recognition of substantial services by the Directors of the Company and the law firm Harley & Deickler.

          The Company issued 1865 shares of its common stock at $4.29 per share to convert an $8,000 debt of the Company.

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

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


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

The Company does not presently have the resources to complete the development of, conduct prospective clinical trials for, manufacture and market, the COD Test. The Company continues to seek funding for future development and clinical trials of its products. Certain potential strategic partners and other sources for such funding are currently reviewing the efficacy of such products.

The Company continues to pursue its business plan to the extent resources permit. The Company has entered into arrangements with (i) a group of physicians from several leading hospitals to obtain prostate serum samples in order to conduct both retrospective and prospective clinical trials on the Company's in vitro blood test for prostate cancer patents, and (ii) is in discussions with major biopharmaceutical firms to participate in these retrospective and prospective clinical trials for prostrate cancer patients. The Company has also entered into a collaboration to gather additional data to demonstrate the efficiency of the Company's in vitro blood test for breast cancer patients with a physician from a leading hospital. If such tests yield sufficiently positive results, the Company believes that it will be able to enter into a strategic alliance. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaborations will determine to a significant extent the Company's ability to structure potential strategic alliances.

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

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


PART II   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          For a description of the securities issued by the Company during the fiscal quarter ended September 30, 1998, see Note 6 of the Notes to Financial Statements, incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27  Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1998

                                              EPIGEN, INC.

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