Form 10KSB
period 1998-12-31
EPIGEN INC /DE
filed 1999-03-31
CIK 879354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For Fiscal Year Ended:  December 31, 1998

                                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 1-11055

                                  Epigen, Inc.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                                04-3120172
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

     Tower Hill Lodge, North Tower Hill Road, PO Box L, Millbrook, NY 12545
               (Address of Principal Executive Offices) (Zip Code)

                                 (914) 677-5317
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                         On Which Registered
-------------------                                        ---------------------
Units, each consisting of two shares of Common Stock,
two Class A. Warrants and one Class B Warrant..............         None
Common Stock, par value $.0001 per share...................         None
Class A Warrants...........................................         None
Class B Warrants...........................................         None

Securities registered under Section 12(g) of the Exchange Act:

                                 Not Applicable

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0

On September 28, 1994, the last day the issuer's Common Stock was traded, the aggregate market value (based upon the American Stock Exchange - Emerging Company Marketplace last trade price before trading was halted) held by non-affiliates was approximately $2,782,910.

The number of shares of Common Stock, $.0001 par value per share, outstanding as of March 30, 1999 was 5,101,925, after giving effect to the 22 for 1 reverse stock split to holders of record of the Company's Common Stock on September 3, 1997. All references herein to shares of Common Stock have been adjusted to give effect to the reverse stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Annual report on Form 10-KSB for the fiscal year ended  December 31, 1995 -
     Part II.
2. Annual report on Form 10-KSB for the fiscal year ended December 31, 1996 - Parts II and III.
3.   Information Statement on Schedule 14C dated August 9, 1997.

                                     PART I


ITEM 1.   BUSINESS

Introduction
------------
Epigen, Inc. (the "Company") was incorporated in Delaware on April 24, 1991 to become the successor to COD Associates, L.P. ("COD"), a Delaware limited partnership. Effective May 1, 1991, in accordance with an assignment and assumption agreement, all interests and rights of COD were assigned to, and certain obligations and liabilities of COD were assumed by, the Company in exchange for the issuance of shares of the Company's Common Stock to the partners of COD.

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

The COD Test
------------
The Company has completed the basic development of an in vitro blood test (outside the body) diagnostic blood test for cancer (the COD Test) that uses the Company's technology. The COD Test will be used to monitor breast cancer, as a confirmatory test for prostate cancer, and as a confirmatory test for breast cancer. HCA is found in large quantities on the cell membrane surface of nearly all carcinomas, and is generally absent in healthy cells.

A four-year clinical study at The Massachusetts General Hospital on 100 breast cancer patients has just been completed. This study will reflect the efficacy of Epigen's assay as a monitoring aid in following the progress of breast cancer patients. Because HCA is a tumor associated antigen, there is a direct correlation between tumor burden and the amount of antigen found in the blood. This test should reflect the patients response to therapy and detect residual or recurring cancer.

Prostate Cancer
---------------
A clinical study on 400 patients in collaboration with a major biopharmaceutical company has been completed. This study has demonstrated the ability of this assay to distinguish between BPH (benign hyperplasia) and cancer.

The Company is currently negotiating strategic alliances with pharmaceutical companies to manufacture and market this product on an exclusive worldwide basis.
                                        1

The Company's strategic partner, once in place, will assume the responsibility for regulatory approvals in the United States, Europe, and Japan, and will conduct the necessary clinical trials required to seek approval for use of the COD Test as a confirmatory test for prostate and breast cancer, a monitoring aid for breast cancer, and other specific tests for lung, ovarian, and colorectal cancers.

In order for the COD Test to be commercially acceptable to potential users such as hospitals and clinical laboratories, at a minimum it must be functionally comparable to antigen-based blood tests currently used to monitor at least one major category of carcinoma. Company data indicate that with advanced breast cancer patients, the COD Test picks up abnormals (cancers) better than the bio-markers used to monitor breast cancer patients. Company data further indicate that the COD Test has lead time, i.e., it can predict a recurrence in some cases up to eight months before the physician can clinically make that determination. The Company believes that he COD Test may be superior to other antigen-based blood tests for breast, prostate and colon cancer. The Company also expects the COD Test to be relatively inexpensive, and to reduce the need for subsequent imaging and biopsy procedures. At this time, any conclusion as to whether the COD Test is superior or comparable to other tests is dependent upon the results of prospective clinical trials.

The Company continues to seek funding for immediate development of new assays, i.e., a specific test for cancer, a screen for ovarian cancer, a specific test for colorectal cancer.

In Vivo Imaging Agent
---------------------
The Company also has a program to develop an in vivo (inside the body) imaging agent designed to assist in the diagnosis and staging (i.e., determining whether cancer has spread to other organs) of carcinoma patients. The in vivo imaging agent consists of one of the Company's proprietary mAb's linked with a radioactive label on the site of any epithelial tumor. Through the use of a scintillation camera, the radioactive label should then be detectable and displayable on a computer screen or hard copy similar to an X-ray. The resulting images are expected to confirm the diagnosis of a carcinoma, to indicate whether a tumor has metastasized, to locate the metastases and to be a post-operative check to determine whether all cancer has been removed.

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

The Company does not have resources to complete the IND, test, manufacture and market the in vivo imaging agent, and will seek to raise equity capital and to enter into arrangements with third parties to fund the extensive clinical trials required by the regulatory process in return for marketing rights to the product.

Therapeutic Vaccine
-------------------
The Company has developed a series of anti-idiotypic monoclonal antibodies for use as a therapeutic vaccine to treat a broad range of human carcinomas, including breast, lung, colon and prostate cancers. The objective of this vaccine is to stimulate the body's immune system to attack carcinomas. If successful, the vaccine would create an immune response through the creation of antibodies that recognize HCA. It would be necessary for the Company initially to rely on a contract manufacturer for the production of the vaccine and to seek out strategic partners to fund the clinical trials and other aspects of the regulatory process in return for the marketing rights to the vaccine.

Preliminary tests on mice have shown that when vaccinated with the Company's anti-idiotypic monoclonal antibody and subsequently challenged with malignant tumors, the mice lived a normal life. Mice which had not been vaccinated and so challenged, die within two weeks.

The Company recently entered into a contract with Dr. Carl Olsson, Professor and Chairman of the Development of Urology of Columbia Presbyterian Hospital, to develop the therapeutic vaccine using his department's financial resources.

The initial application for the vaccine would be to use it as a "cleanup tool" subsequent to the removal of a carcinoma, the thesis being that the vaccine would kill the circulating cancer cells that cause the recurrence of a malignant tumor. Enough biostatistical data are available from patients who have had carcinomas removed at various stages and have had recurrences in two to three years to establish the effectiveness of the vaccine within three years from commencement of this study. As soon as the funding permits, the development of this vaccine will begin at Columbia Presbyterian Hospital.

Impact of Regulation
--------------------
Marketing the Company's products will be subject to prior regulatory clearance for approval by the FDA and comparable agencies or other informal processes of foreign countries, none of which has been obtained. The regulatory process in the United States and abroad, including the required pre-clinical testing for the in vivo imaging agent and therapeutic vaccine, differs for each product but is generally lengthy and expensive. The strategic partner will be required to demonstrate that it can manufacture these products in a reproducible manner, that the products are safe in animal models and that there is a basis for believing that they may be effective in humans prior to the start of clinical trials. For products which require full clinical testing, trials are arranged to evaluate the product's pharmacological actions and possible side effects (Phase I). If acceptable product safety is demonstrated, the product is then tested for effectiveness in a well-controlled study using a relatively small number of patients (Phase II). If Phase II is successfully completed, the product is then subject to expanded, controlled and uncontrolled, trials intended to gather additional information regarding the product's safety and effectiveness. Only after the clinical trials are successfully completed may the Company apply to the FDA for approval to market a product.

While it is impossible at this time to predict the effect of the various health care containment initiates currently under consideration by the United States government and various participants in the private sector, it is virtually certain that the Company and its products will be affected in some fashion.

Competition
-----------
The pharmaceutical industry (including biopharmaceutical and diagnostics companies) is characterized by rapidly evolving technology and by intensive competition and research efforts. Many companies, research biotechnology institutes and universities are working in biotechnology disciplines similar to the Company's fields of endeavor and many of these entities have greater resources of funding available to them. In addition, many Company and universities are engaged in the development of, and may offer, products which may be or are competitive with the Company's proposed products. There are numerous competitors in this field, with no one company, research institute or university being dominant. The principal method of competition for the Company is expected to be product performance.

Employees and Consultants
-------------------------
As of March 15, 1999, the Company had two full-time and one part-time employees, two of whom have agreed to have part of their respective salaries accrue while the Company seeks to raise additional equity capital and one of whom has agreed to accept stock in lieu of salary.

The Company relies on a Scientific Advisory Board, currently consisting of fourteen individuals having extensive collective experience in the fields of organic chemistry, radiology, pathology, molecular genetics, oncology, nuclear medicine, microbiology, immunology and biostatistics to review and evaluate the Company's research programs, advise the Company with respect to evolving technology and recommend personnel to the Company. The Company also retains consultants to supervise and implement its scientific programs.

Research and Development
------------------------
The total dollar amount spent during 1997 and 1998 on research by the Company was $542,992 and $242,506 respectively.

Customers
---------
The Company is still in the development stage, will not have customers until a license agreement is obtained with a strategic partner, and no material part of the business of the Company is dependent upon a single customer or a very few customers.

Raw Materials
-------------
The raw materials for the Company's proposed products consist of standard chemical, specially created murine mAb's and specifically created epiglycanin (a murine antigen).

Intellectual Property Rights
----------------------------
The Company owns the worldwide rights to all of the mAb and HCA technology developed at BBRI, in return for the payment to BBRI of a 5 to 6% royalty on net sales, pursuant to an agreement with BBRI (the "BBRI Agreement"). These royalties extend for the life of any patent which issues or 10 years after the first commercial introduction in a country of a product covered by the agreement, whichever is later. If a patent issues as a result of the research being done at the University of Oslo, the Company is obligated to pay 1% royalty to the University of Oslo on net sales for therapeutic products covered by the patent. If this occurs, the royalty obligation to BBRI for the same covered product is reduced to 4.5%. The Company will own the rights to all patents resulting from Company sponsored research conducted at the University of Oslo and at BBRI.

Effective June 1, 1993, the Company entered into an agreement with MGH to reacquire exclusive United States rights (subject to the achievement of certain objectives) to certain hybridoma cell lines and mAb's that may be used in connection with the COD Test, in vivo imaging agent or therapeutic vaccine. The agreement provides for royalty payments to MGH or 5% for sales of products using such monoclonal antibodies in the United States during the life of the patent and 2% outside the United States (where there is no patent protection) for eight years following the first commercial sale. Pursuant to the BBRI Agreement, in the event royalties are payable to MGH, the royalty payable to BBRI will be reduced so that the total royalties payable to BBRI and MGH do not exceed 6%. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50%.

On January 30, 1997, Biotag, Inc.  ("Biotag"),  a company wholly owned by Donald
C. Fresne, entered into a Licensing Agreement with NKI to develop an IgG antibody pursuant to which Biotag will receive exclusive life of patent (or if no patent is issued, 20 year) licenses to all products resulting from NKI's research. The Company has entered into a Research Support Agreement with Biotag dated as of October 31, 1997, pursuant to which the Company will receive a perpetual, worldwide exclusive sublicense to market any products resulting from the work of NKI. The Company is obligated to pay an aggregate of $113,750 to support the research conducted by NKI on the IgG antibody and to pay to NKI a royalty equal to five percent (5%) of the net selling price of any such products. In 1998, $60,000 was paid by the Company in connection with such research.

In February 1994, a continuation-in-part was filed in the United States, and corresponding patent applications were also filed in certain foreign countries, covering HCA, HCA antigens, HCA immunoassay and methods of imaging and therapy. The COD Test, in vivo imaging agent and therapeutic vaccine are all covered under these patent filings. The patent application process can be expected to take several years and may entail considerable expense, without any assurance that a significant patent or any patent will issue. On October 20, 1995 a Notice of Allowance was received for a patent covering the COD Test, specifically an assay to determine the presence of human carcinoma antigen (HCA) in a biological sample. On September 15, 1998, the patent was issued for the HCA antigen.

Environmental Compliance
------------------------
The effective environmental compliance on the Company's operations is not significant.


ITEM 2.   PROPERTIES

The Company occupies an aggregate of approximately 2,000 square feet of rental space in Millbrook, New York.

The Company leased office space of approximately 2,000 square feet in Millbrook, New York from Donald C. Fresne, the Company's Chairman of the Board of Directors. The Company leased this space on a month-to-month basis prior to May 1, 1991, and, effective on that data, entered into a three-year lease agreement paying rent equal to the real estate taxes, insurance and utilities allocable thereto. The Company believes that the terms of the lease are at least as favorable as could have been obtained from a non-affiliated lessor. The Company paid $23,453 in rent under the lease in 1994 and $15,820 in rent in 1995. On April 14, 1994, Donald C. Fresne agreed effective immediately to terminate the lease. Further, Donald C. Fresne agreed to waive all sums accrued and unpaid by the Company under this lease from and after October 1, 1994 through April 14, 1995. On June 1, 1995, the Company agreed to reinstitute this lease under the same terms and conditions as the previous lease, and the Company paid $33,000 and $36,000 in rent under the lease in each of 1997 and 1998, respectively.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a part to any pending legal proceedings, nor is any of the Company's property subject to any such pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, Units, Class A. Warrants and Class B Warrants were traded on the American Stock Exchange Emerging Company Marketplace (AMEX/ECM) under the symbols EPN.EC, EPN. EEC, EPN.WS.A.EC and EPN.WS.B.EC, respectively through September 28, 1994 when trading was halted. In January 1995, the Company consented to being delisted for failing to meet the minimum capital requirements for continued listing. As of February 28, 1999, there were 271 holders of record of the Company's Common Stock. The Company's Class A Warrants and Class B Warrants expired unexercised on December 10, 1996. Since the Company's Stock has not traded on any organized market system during the last two fiscal years, reported prices for any trades are not available.

For information regarding the sale of unregistered securities by the Company during the past three fiscal years, see "certain Relationships and Transactions" herein and the Company's reports on Form 10-KSB for the fiscal years ended December 31, 1996 and 1997, and Note 5 to the financial statements included herein. The Company relied upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder in connection with such sales.


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

The Company believes that it has optimized the COD Test sufficiently and has produced enough compelling data indicating that this Test can be used as a confirmatory test for prostate cancer, and to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development, and conduct prospective clinical trials on new products. It has never been part of the Company's strategy to market any of its products. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with a major biopharmaceutical company provided, by inter alia, that the biopharmaceutical company will be responsible for obtaining all regulatory approvals in all the countries in which our product is to be sold. Our partner will manufacture, market, and have the right to sublicense the technology. No assurances can be made that the Company will be successful in negotiating such a license agreement.

The Company continues to pursue its business plan to the extent resources permit.

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The results were impressive. The Company is presently engaged in discussions with several major biopharmaceutical companies that should lead to license negotiations.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the COD Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. Mammograms have a 66% false positive rate. The COD Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the COD Test should be a confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, this Test will reduce the need for sonograms and biopsies, and reduce stress experienced by patients from false positives.

The Company has formed a collaboration with two thoracic surgeons at a New York hospital to help develop a test for lung cancer.

There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaboration will determine to a significant extent the Company's ability to promote potential strategic alliances.

The Company does not anticipate using any significant funds for work on its other products over the next 12 months. Research on its therapeutic vaccine at Columbia Presbyterian Hospital under the auspices of Dr. Carl Olsson is on hold until funding is available.. Work on the Company's in vivo imaging agent is being delayed until sufficient funds are available to continue such work.


ITEM 7.   FINANCIAL STATEMENTS

The information required by Item 7 is shown in the Financial Statements and Notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

To Epigen, Inc.:

We have audited the accompanying balance sheet of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 1998, and the related statements of operations, partners' deficit and stockholders' equity and cash flows for the year then ended and for the period from inception (January 28, 1987) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1987, and the Company's financial statements for the years ended December 31, 1990 through 1997. Such statements are included in the cumulative from inception to December 31, 1998. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1997, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 1998, and the results of its operation and its cash flows for the year then ended and from the period to inception (January 28, 1987) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which the Company expects to continue for the foreseeable future, that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       KIRSHON, SHRON & CHERNICK, P.C.
Poughkeepsie, NY
March 25, 1999

                                 PAUL C. ROBERTS
                           Certified Public Accountant
                               87 Old Purchase Way
                               Edgartown, MA 02539
                                 (508) 627-1042

                          INDEPENDENT AUDITOR'S REPORT

To Epigen, Inc.:

I have audited the accompanying balance sheets of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 and for the period from inception (January 28, 1987) to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1989, and the Company's financial statements for the years ended December 31, 1990, 1991 and 1992. Such statements are included in the cumulative from inception to December 31, 1997. The total net loss from inception to December 31, 1992 reflects 39% of the cumulative total. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and my opinion, insofar as it relates to amounts for the period from inception to December 31, 1992, included in the cumulative totals, is based solely on the reports of the other auditors.

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

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 1997 and 1996, and the results of its operation and its cash flows for each of the two years in the period ended December 31, 1997 and from the period to inception (January 28, 1987) to December 31, 1997, in conformity with generally accepted accounting principles.

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

                                       Paul C. Roberts
                                       Certified Public Accountant
May 17, 1998

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                   December 31,    December 31,
                                                       1998            1997
                                                   ------------    ------------
Assets
Current Assets:
  Cash and cash equivalents ....................   $     24,215    $     64,809
                                                   ------------    ------------
     Total current assets ......................         24,215          64,809

Office equipment, net of accumulated
 depreciation of $41,043 in 1998 and
 $35,727 in 1997 ...............................         28,022           4,203
Note receivable from an officer/stockholder ....            --           53,931
                                                   ------------    ------------
                                                   $     52,237    $    122,943
                                                   ============    ============

Liabilities and Stockholders' Equity
Current Liabilities:
 Note payable demand ...........................   $    145,805    $    145,805
 Notes payable - 25% interest ..................        200,000         225,000
 Notes payable - prime plus 5% .................        250,000         100,000
 Accrued interest-notes payable ................        150,697          39,367
 Accrued direct research and development
  costs ........................................        430,973         405,781
 Accrued professional fees .....................        357,535         259,582
 Accrued payroll ...............................      1,173,520       1,145,336
 Other accrued expenses ........................        368,749         267,866
                                                   ------------    ------------
     Total current liabilities .................   $  3,077,279       2,588,737
                                                   ------------    ------------

Stockholders' Equity:
 Common  stock  $.001 par  value - Authorized
 50,000,000 shares,  Issued  and
 outstanding - 4,786,925 and 2,768,836 shares
 at December 31, 1998 and 1997 respectively ....          4,787           2,769
 Additional paid-in capital ....................     15,484,456      14,610,377
 Deficit accumulated during development
  stage ........................................    (18,513,938)    (17,078,593)
 Less 5 shares of common stock held in
  treasury, at cost ............................           (347)           (347)
                                                   ------------    ------------
     Total stockholders' equity ................     (3,025,042)     (2,465,794)
                                                   ------------    ------------
                                                   $     52,237    $    122,943
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                          EPIGEN, INC.
                                (formerly COD Associates, L.P.)
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      from
                                                                                  Inception to
                                             Years Ended December 31,             December 31,
                                      1996            1997            1998            1998

                                  ------------    ------------    ------------    ------------
Revenues:
 Licensing fees ...............   $       --      $       --      $      1,600    $      1,600
 Interest income ..............          7,384           3,713            --           219,711
                                  ------------    ------------    ------------    ------------
                                         7,384           3,713           1,600         221,311
                                  ------------    ------------    ------------    ------------
Operating Costs & Expenses:
 Direct research and
  development .................        261,665         542,992         242,506       7,490,973
 General and administrative ...      1,242,116         760,855         946,943       9,510,301
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital ......           --              --              --         1,188,893
 Interest expense, net ........         92,227         104,889         247,496         545,082
                                  ------------    ------------    ------------    ------------
     Total operating costs
      and expenses ............      1,596,008       1,408,736       1,436,945      18,735,249
                                  ------------    ------------    ------------    ------------

Net (loss) ....................     (1,588,624)     (1,405,023)   $ (1,435,345)   $(18,513,938)
                                  ============    ============    ============    ============

Net loss per common share .....   $      (3.59)   $      (0.92)   $      (0.37)
                                  ============    ============    ============
Weighted average
Number of shares of common
 stock outstanding - see note 8        442,431       1,504,432       3,919,467
                                  ============    ============    ============


           The accompanying notes are an integral part of these financial statements.

                                              F-4

                                                            EPIGEN, INC.
                                                   (formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                       Inception to
                                                                                                                       December 31,
                                                                     1996              1997              1998              1998
                                                                 ------------      ------------      ------------      ------------
Cash Flows from Operating Activities:
 Net loss ..................................................     $ (1,588,624)     $ (1,405,023)     $ (1,435,345)     $(18,513,938)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense ....................            7,114             4,195             5,316           101,989
  Non-cash expenses paid in equity interest ................          410,000            55,641             1,033         2,810,878
  Non-cash compensation expense associated
   with the grant of stock options and warrants ............             --                --                --             427,964
 Debt converted to equity ..................................             --             507,604            58,546           566,150
 Changes in operating assets and liabilities:
 Decrease(increase) in prepaid expenses ....................              863              --                --                --
 Increase(decrease) in accrued direct
  research and development costs ...........................          (64,702)          (22,323)           25,192           430,973
 Increase(decrease) in accrued professional
  fees .....................................................           78,734            46,938            97,953           357,535
 Increase(decrease) in accrued payroll .....................          690,837            40,691            28,184         1,173,520
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses .................................................           89,660           115,656           212,213           519,446
                                                                 ------------      ------------      ------------      ------------
     Net cash used in operating activities .................         (376,118)         (656,621)       (1,006,908)      (12,125,483)
                                                                 ------------      ------------      ------------      ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ..............................             --              (4,904)          (29,135)          (73,060)

 Purchase of treasury stock ................................             --                 --                --               (347)
 Decrease(increase) in note receivable from
  an officer/shareholder ...................................           (7,384)           31,797            53,931              --
 Decrease(increase) in other assets ........................             --                --                --              (3,025)
 Increase in organizational costs ..........................             --                --                --             (53,925)
                                                                 ------------      ------------      ------------      ------------
     Net cash (used in) provided by investing
      activities ...........................................           (7,384)           26,893            24,796          (130,357)
                                                                 ------------      ------------      ------------      ------------

Cash Flows from Financing Activities:

 Proceeds from issuance of common stock ....................          220,000           125,000           816,518         9,147,650
 Decrease(increase) in subscription
  receivable ...............................................             --             100,000              --                --
 Capital contributions .....................................        2,141,600
 Proceeds from issuance of preferred stock .................          215,000            80,000              --             395,000
 Increase in note payable-demand ...........................             --                --                --             145,805
 Net increase in note payable - other ......................             --             325,000           125,000           450,000
                                                                 ------------      ------------      ------------      ------------
     Net cash provided by financing activities .............          435,000           630,000           941,518        12,280,055
                                                                 ------------      ------------      ------------      ------------

Net increase(decrease) in cash and cash
 equivalents ...............................................           51,498               272           (40,594)           24,215
Cash and cash equivalents, beginning period ................           13,039            64,537            64,809              --
                                                                 ------------      ------------      ------------      ------------
Cash and cash equivalents, end of period ...................     $     64,537      $     64,809      $     24,215      $     24,215
                                                                 ============      ============      ============      ============

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period ...........................     $       --        $       --        $       --        $     59,337
 Income taxes paid during the period .......................     $        456      $      1,090      $      1,712      $      8,736


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-5

                                                            EPIGEN, INC.
                                                   (formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                       STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS EQUITY
                                          FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987)
                                                        TO DECEMBER 31, 1998

                                                                                                                 Deficit
                                                                                                               Accumulated
                                         Preferred     Preferred     Common          Common        Additional    During
                                         Number of       Stock      Number of        Stock          Paid-in    Development
                                          Shares         Amount       Shares         Amount         Capital       Stage
                                       -----------   -----------   -----------    -----------    -----------   -----------
  Contributions in cash ............          --     $      --            --      $      --      $      --               $
  Net Loss .........................          --            --            --             --             --        (825,763)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1987 .........          --            --            --             --             --        (825,763)
  Contribution in cash .............          --            --            --             --             --            --
  Net loss .........................          --            --            --             --             --      (1,043,528)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1988 .........          --            --            --             --             --      (1,869,291)
  Contributions in cash, net of
   distribution (Note 4) ...........          --            --            --             --             --            --
  Contributions of services ........          --            --            --             --             --            --
  Net loss .........................          --            --            --             --             --        (986,582)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1989 .........          --            --            --             --             --      (2,855,873)
  Contributions of services ........          --            --            --             --             --            --
  Net loss .........................          --            --            --             --             --        (973,657)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1990 .........          --            --            --             --             --      (3,829,530)
  Conversion from partnership
   to corporation ..................          --            --       2,500,000          2,500      2,299,194          --
  Conversion of accrued liabilities
   to equity (Note 5) ..............          --            --            --             --        1,790,024          --
  Contributions of Services
   (Note 5) ........................          --            --            --             --          317,917          --
  Issuance of common stock .........          --            --       2,169,668          2,170      5,230,435          --
  Net loss .........................          --            --            --             --             --      (1,365,962)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1991 .........          --            --       4,669,668          4,670      9,637,570    (5,195,492)
  Purchase of treasury stock .......          --            --            --             --             --            --
  Net loss .........................          --            --            --             --             --      (1,486,513)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1992 .........          --            --       4,669,668          4,670      9,637,570    (6,682,005)
  Issuance of common stock, net
   of issuance costs of $66,730 ....          --            --         458,667            458        362,812          --
  Issuance of common stock in
   exchange for services ...........          --            --          10,134             10         76,159          --
  Compensation associated with
   the grant of stock options ......          --            --            --             --          159,039          --
  Net loss .........................          --            --            --             --             --      (3,130,425)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1993 .........          --            --       5,138,469          5,138     10,235,580    (9,812,430)
  Issuance of common stock, net
   of issuance costs of $180,670 ...          --            --       2,031,666          2,032      1,248,798          --
  Issuance of common stock in
   exchange for services ...........          --            --         741,083            741        429,486          --
  Compensation associated with
   grant of stock options ..........          --            --            --             --          268,925          --
  Net loss .........................          --            --            --             --             --      (3,210,558)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1994 .........          --            --       7,911,218          7,911     12,182,789   (13,022,988)
  Issuance of preferred stock ......       200,000           200          --             --           99,800          --
  Issuance common stock ............          --            --       1,222,000          1,222        303,778          --
  Issuance common stock for services          --            --         812,021            812        403,389          --
  Escrow shares retired ............          --            --      (1,389,259)        (1,389)         1,389          --
  Net loss .........................          --            --            --             --             --      (1,061,958)
                                       -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1995 ......          200,000  $        200     8,555,980    $     8,556   $ 12,991,145  $(14,084,946)

  Issuance of preferred stock ...          450,000           450          --             --         214,550         --
  Issuance of common stock ......             --            --       880,000            880         219,120         --
  Issuance common stock for .....             --            --            --            --
   services .....................             --            --       820,000            820         409,180         --
  Net loss ......................             --            --            --            --              --    (1,588,624)
                                      ------------    ------------ -----------   ------------  ------------ ------------

Balance, December 31, 1996 ......          650,000           650  10,255,980         10,256      13,833,995  (15,673,570)

  Issuance of preferred stock ...          400,000           400        --              --          179,600         --
  Issuance of common stock ......             --            --     1,000,000          1,000         124,000         --
  Conversion of preferred stock
   to common stock ..............         (850,000)         (850)  3,400,000          3,400          (2,550)        --
  Cancellation of subscription
   receivable ...................         (200,000)         (200)       --             --           (99,800)        --
  Common shares issued in private
   placement protection .........            --             --       400,000            400            (400)        --
  Issuance common stock for
   services .....................             --            --       375,000            375          36,188         --
  Debt converted to common shares             --            --     1,067,105          1,067         340,524         --
  Stock bonuses .................             --            --    19,078,000         19,078            --           --
  One-for-twenty two reverse
   stock split ..................             --            --   (33,958,990)       (33,959)         33,959         --
  Common shares issued in private
   placement protection .........             --            --        13,181             13             (13)        --
  Stock bonuses .................             --            --       900,000            900            --           --
  Debt converted to common shares             --            --       126,060            126         164,874         --
  Common shares issued with
   notes payable ................             --            --       112,500            113            --           --
  Net loss ......................             --            --          --             --              --     (1,405,023)
                                      ------------    ------------ -----------   ------------  ------------ ------------
Balance, December 31, 1997 ......             --            --     2,768,836          2,769      14,610,377  (17,078,593)
                                      ------------    ------------ -----------   ------------  ------------ ------------

  Issuance of common stock ......                                    963,277            963         815,555         --
  Stock bonuses .................             --            --     1,032,802          1,033            --           --
  Debt converted to common shares             --            --        22,010             22          58,524         --
  Net loss ......................             --            --          --             --              --     (1,435,345)
                                      ------------    ------------ -----------   ------------  ------------ ------------
Balance, December 31, 1998 ......             --            --     4,786,925   $      4,787    $ 15,484,456 $(18,513,938)
                                      ============    ============ ===========   ============  ============ ============


                                                                        Total
                                        Treasury         Partner       (Deficit)
                                         Stock        Contributions     Equity
                                       ------------   -------------  -----------
  Contributions in cash ............   $      --      $   803,250    $   803,250
  Net Loss .........................          --             --         (825,763)
                                       -----------    -----------    -----------

Balance, December 31, 1987 .........          --          803,250        (22,513)
  Contribution in cash .............          --          487,350        487,350
  Net loss .........................          --             --       (1,043,528)
                                       -----------    -----------    -----------

Balance, December 31, 1988 .........          --        1,290,600       (578,691)
  Contributions in cash, net of
   distribution (Note 4) ...........          --          851,000        851,000
  Contributions of services ........          --           73,194         73,194
  Net loss .........................          --             --         (986,582)
                                       -----------    -----------    -----------

Balance, December 31, 1989 .........          --        2,214,794       (641,079)
  Contributions of services ........          --           86,900         86,900
  Net loss .........................          --             --         (973,657)
                                       -----------    -----------    -----------

Balance, December 31, 1990 .........          --        2,301,694     (1,527,836)
  Conversion from partnership
   to corporation ..................          --       (2,301,694)          --
  Conversion of accrued liabilities
   to equity (Note 5) ..............          --             --        1,790,024
  Contributions of Services
   (Note 5) ........................          --             --          317,917
  Issuance of common stock .........          --             --        5,232,605
  Net loss .........................          --             --       (1,365,962)
                                       -----------    -----------    -----------

Balance, December 31, 1991 .........          --             --        4,446,748
  Purchase of treasury stock .......          (347)          --             (347)
  Net loss .........................          --             --       (1,486,513)
                                       -----------    -----------    -----------

Balance, December 31, 1992 .........          (347)          --        2,959,888
  Issuance of common stock, net
   of issuance costs of $66,730 ....          --             --          363,270
  Issuance of common stock in
   exchange for services ...........          --             --           76,169
  Compensation associated with
   the grant of stock options ......          --             --          159,039
  Net loss .........................          --             --       (3,130,425)
                                       -----------    -----------    -----------

Balance, December 31, 1993 .........          (347)          --          427,941
  Issuance of common stock, net
   of issuance costs of $180,670 ...          --             --        1,250,830
  Issuance of common stock in
   exchange for services ...........          --             --          430,227
  Compensation associated with
   grant of stock options ..........          --             --          268,925
  Net loss .........................          --             --       (3,210,558)
                                       -----------    -----------    -----------

Balance, December 31, 1994 .........          (347)          --         (832,635)
  Issuance of preferred stock ......          --             --          100,000
  Issuance common stock ............          --             --          305,000
  Issuance common stock for services          --             --          404,201
  Escrow shares retired ............          --             --             --
  Net loss .........................          --             --       (1,061,958)
                                       -----------    -----------    -----------

Balance, December 31, 1995 ......      $      (347)          --     $ (1,085,392)

  Issuance of preferred stock ...             --             --          215,000
  Issuance of common stock ......             --             --          220,000
  Issuance common stock for .....
   services .....................             --             --          410,000
  Net loss ......................             --             --       (1,588,624)
                                       ------------  ------------   ------------

Balance, December 31, 1996 ......              (347)         --       (1,829,016)

  Issuance of preferred stock ...             --             --          180,000
  Issuance of common stock ......             --             --          125,000
  Conversion of preferred stock
   to common stock ..............             --             --             --
  Cancellation of subscription
   receivable ...................             --             --         (100,000)
  Common shares issued in private
   placement protection .........             --             --             --
  Issuance common stock for
   services .....................             --             --           36,563
  Debt converted to common shares             --             --          341,591
  Stock bonuses .................             --             --           19,078
  One-for-twenty two reverse
   stock split ..................             --             --             --
  Common shares issued in private
   placement protection .........             --             --             --
  Stock bonuses .................             --             --              900
  Debt converted to common shares             --             --          165,000
  Common shares issued with
   notes payable ................             --             --              113
  Net loss ......................             --             --       (1,405,023)
                                      ------------   ------------   ------------
Balance, December 31, 1997 ......             (347)          --        2,465,794
                                      ------------   ------------   ------------

  Issuance of common stock ......                                        816,518
  Stock bonuses .................             --             --            1,033
  Debt converted to common shares             --             --           58,546
  Net loss ......................             --             --       (1,435,345)
                                      ------------   ------------   ------------
Balance, December 31, 1998 ......     $       (347)  $       --      $(3,025,042)
                                      ============   ============   ============

                             The accompanying notes are an integral part of these financial statements.

                                                                F-6

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Epigen, Inc. (the Successor) was formed on April 24, 1991 as the successor entity to COD Associates, L.P. (the Predecessor) (collectively the Company). Effective May 1, 1991, in accordance with the terms of an Assignment and Assumption Agreement, all interest and rights were assigned to, and certain obligations and liabilities of the Predecessor were assumed by, the Successor in exchange for 340,909 shares of common stock which subsequently was reduced to 113,636 shares pursuant to a reverse stock split (Note 5). The Successor was organized to serve as the vehicle for an initial public offering of common stock and warrants to raise additional capital to complete and commercialize the research and development work of the Predecessor and related activities.

The Company is authorized to issue up to 50,000,000 common shares at $.001 par value and 15,000,000 preferred shares at $.001 per value.

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

The Company is a development stage enterprise that has not generated significant operating revenues to date. Expenses incurred have primarily been research, development and administrative costs. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Successful future operations are subject to several risks, including the ability of the Company to successfully market its products and to generate significant revenues from sales, regulation by the United States Food and Drug Administration, the development of enhancements to allow entry into new markets and the Company's ability to raise funds to further finance development of its products. After the product has been successfully introduced into the market, additional time may be necessary before significant revenues are realized. The Company will require additional financing in order to commercialize the in vitro

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

diagnostic test, complete the in vivo imaging procedure and complete the development and commercialization of the therapeutic vaccine.

The Company has incurred losses of $18,513,938 from inception through December 31, 1998 and has funded those losses through the sale of common and preferred stock shares, capital contributions, and loans from investors. The Company is currently experiencing severe cash flow problems and in the event the Company is unable to raise additional funding through the sale of equity securities, various debt instruments or from other sources, there is substantial doubt concerning its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

During 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. Adoption of this method of accounting did not have an effect on the Company's financial position or results from operations.

At December 31, 1998, the principal temporary difference is a net operating loss carryforward for federal income tax purposes of approximately $13,000,000. The Company has provided a full valuation reserve against the benefit of this net operating loss carryforward due to uncertainty regarding its realization. In addition, the Company has credits for increasing research costs of approximately $594,000 which expire through 2013. Any credit not used during the carry forward period may be deducted in the first period subsequent.

Office Equipment

Office   equipment  is  recorded  at  cost.   Additions  and   improvements  are
capitalized, and ordinary repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed primarily using the straight-line method over three to five years.

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share for 1996, 1997 and 1998 include the weighted common average shares outstanding net of shares of treasury stock. The cumulative net loss per common share for the period from inception to December 31, 1998 has not been presented, as such information is not considered to be relevant or meaningful. All warrants, options and convertible preferred stock outstanding as of December 31, 1996, 1997 and 1998 have been excluded as they are antidillutive.


(2) NOTE PAYABLE

Demand:
The Company has entered into an agreement whereby it promises to pay the order of the payee $145,805, payable together with interest at the rate of 9% per annum on demand. This note was executed in connection with fees owed the payee for professional services.

Other:
During 1997, the Company borrowed $225,000 ($25,000 from related parties) by issuing notes, which bear interest at 25% per annum and are due September 8, 1998 through October 17, 1998. In connection with these notes the Company issued 112,500 shares of its common stock. In 1998, notes totaling $25,000 were converted into 11,005 shares of the Company's common stock. The remaining notes outstanding are currently in default.

In December 1997, the Company borrowed $100,000 by issuing a note, which bears interest at prime plus 5% and is due on December 23, 1998. This loan may be converted at any time before the loan is paid in full at the rate of $2.66 per common share. The note is currently in default.

During 1998, the Company borrowed $175,000 by issuing notes which bear interest at prime plus 5% and are due January 21, 1999 through April 9, 1999. These loans may be converted at any time before the notes are paid in full at the rate of $2.66 per common share. Notes totaling $25,000 were converted into 11,005 shares of the Company's common stock. In January 1999, the Company defaulted on $100,000 of the notes.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


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

During 1992, the Company entered into a contract with the University of Oslo (the University) in close collaboration with BBRI for the development of antigen- specific characterizations. The agreement calls for payments to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(4) RELATED PARTY TRANSACTIONS

The Company incurred expenses payable to affiliates of the General Partner of the Predecessor for rental of office space and reimbursement of administrative salaries. The total of such expenses was $32,600 in 1991.

Beginning in 1989, the General Partner of the Predecessor was entitled to receive a management fee of $250,000 per year, of which $37,500 was paid.

In 1991, the General Partner of the Predecessor and its Chairmen agreed to forgive all amounts owed for management fees and salary at the date of the Prospectus for the Company's initial public offering. These amounts ($1,038,036) have been reflected as a capital contribution in the accompanying financial statements.

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

Note Receivable from an Officer/Stockholder

During August 1992, the Company entered into a loan agreement with a stockholder for $200,000 plus $15,310 of associated legal costs. This note is collateralized by 49,534 shares of the Company's common stock held by the stockholder. The outstanding balance, $86,467 at December 31, 1998, accrues interest at a rate of prime plus 1%. The principal and all accrued interest were payable in full on May 8, 1996. The Company had extended the maturity date to May 9, 1999.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(4) RELATED PARTY TRANSACTIONS (continued)

Amounts receivable (including accrued interest) from the officer/stockholder were as follows for the years ended December 31, 1996, 1997 and 1998:

               Beginning                                                Ending
                Balance          Additions          Deductions          Balance
1996            78,344              7,384                                85,728
1997            85,728                                31,797             53,931
1998            53,931             32,536                                86,467*

*Netted against monies due to the officer/stockholder

Leased Office Space

The Company leases office space from a company wholly owned by the Chairman of the Board of Directors. This lease was terminated in 1995, by mutual consent, retroactive to October 1994. The Company paid $23,453 in rent under the lease in 1994. This lease was reinstated effective June 1, 1995. The lease ended on May 31, 1998 and required annual rental payments of approximately $30,000. Rental payments under this lease were $52,000 in 1998, of which $16,000 was for back rent, $36,000 in 1997 and $27,120 in 1996. In 1998, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001.

Accrued Salary - Chairman:

As of December 31, 1998 the Company owed accrued salaries of $1,173,889, plus accrued interest of $297,961, to the Chairman of the Board of Directors.

(5)  EQUITY TRANSACTIONS

In August 1997, the Company's shareholders approved a one-for-twenty two reverse stock split. Accordingly, all share data has been restated for periods prior to the reverse stock split.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

Commencing one year after the effective date of the initial public offering (December 10, 1991), if the average of the closing prices of the common shares of the Company exceeds $6.30 for any period of 30 consecutive business days, management may redeem all (but not less than all) of the redeemable Class A warrants at a price of $.05 per warrant by providing 30 days written notice. The redeemable Class B warrants are subject to similar provisions if the average of the closing price of the common stock of the company exceeds $9.75. All of these Class A and Class B warrants expired in 1996.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

The Escrow Shares will be released only if either of the following conditions are met: (i) beginning on December 10, 1991 and ending 18 months thereafter, the price for the Company's common stock as reported by NASDAQ or the sales price on any national market system or stock exchange (the Sale Price) averages in excess of $8.25 per share (subject to adjustments) for 30 consecutive business days; or
(ii) beginning 19 months from December 10, 1991 and ending 36 months from such date, the Sales Price for the Company's common stock averages in excess of $11.25 per share (subject to adjustments), for 30 business days. If neither of the foregoing conditions has been met on the first day of the 37th month after December 10, 1991, all Escrow Shares will be forfeited and contributed to the capital of the Company. As of December 10, 1994, neither of the conditions had been met and therefore all Escrow Shares were contributed to capital on January 1, 1995.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During December 1993, the Company issued 20,849 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1993 at a price of $.9375 per share. Proceeds from the issuance were $363,270 after deducting $66,730 of costs. In addition, the company issued 461 shares of common stock.

During February 1994, the Company issued 30,455 shares of restricted common stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.95 share. Proceeds from the issuance were $570,350 after deducting $66,150 of costs. In addition, the Company issued 1,523 warrants to the placement agent. The warrants expired in February 1998.

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

During 1995, the Company offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, up to 363,636 shares of its common stock at a price of $.25 share, together with warrants for an additional 363,636 shares of common stock at a price of $2.00 per share for five years following issuance. As of December 31, 1997, the Company has issued 95,545 common shares and 95,545 warrants to purchase common shares of the Company or proceeds of $525,000.

During 1997, the Company offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, the Company issued 45,455 shares of its common stock for net proceeds of $125,000, together with warrants for an additional 27,727 shares of common stock at a price of $2.00 per share. These warrants expire December 31, 2001.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During the five years ended December 31, 1997 the Company has issued 483,330 shares of common stock for services totalling $1,357,160.

During the year ended December 31, 1997, the Company issued 31,363 share of common stock pursuant to price protection provisions in connection with earlier purchases of common stock.

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

During the year ended December 31, 1997 the Company issued 112,500 shares of common stock in connection with debt securities whereby the Company raised $225,000 (see Note 2).

During the year ended December 31, 1998, the Company issued 50,000 shares of common stock as a bonus.

During the year ended December 31, 1998, the Company issued 350,000 shares of common stock as a bonus to the Chairman of the Board of Directors and 25,000 shares of common stock each to two members of the Board of Directors.

During the year ended December 31, 1998, the Company issued an aggregate of $140,500 principal amount of its prime plus 5% one year promissory notes. Each note is prepayable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. The holders of these notes received an aggregate of 64,672 shares of the Company's common stock.

During the year ended December 31, 1998, the Company issued 271,107 shares of the Company's common stock to investors at a cost of $0.83 per share. These shares were booked at par value with the additional investment credited to paid in capital.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During the year ended December 31, 1998 the Company issued an aggregate of $55,000 principal amount of its prime plus 5% one year promissory notes. Each note is prepayable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. Principal amounts of such notes are convertible by the holders into shares of the Company's common stock at a rate of $0.83 per share. The holders of these notes received an aggregate of 66,265 shares of the Company's common stock, and an aggregate of 66,265 warrants to purchase shares of the Company's common stock at a rate of $0.83 per share. These 66,265 shares of common stock were booked at par value.

During the year ended December 31, 1998, investors purchased an aggregate of 592,170 shares of the Company's common at a cost of $0.83 per share, and an aggregate of 100,000 shares of the Company's common at a cost of $1.00 per share. The 100,000 shares purchased included warrants to purchase another 100,000 shares of the Company's common stock at $1.50 per share over a three year period, plus piggyback registration rights.

During the year ended December 31, 1998, the Company issued 300,000 shares of its common stock in recognition of substantial services by Donald Fresne, Chairman of the Board, and 50,000 shares each of the Company's common stock in recognition of substantial services by the Directors of the Company and the law firm Harley & Deickler.

During the year ended December 31, 1998, the Company issued 22,010 shares of common stock in exchange for a 25% note payable in the amount of $50,000 plus accrued interest at $2.66 per share. (See Note 2)

During 1998, the Company issued 100,000 three year warrants and 974,426 five year warrants to promissory note holders.

During 1998, the Company issued 24,702 five year warrants to the Chairman of the Board. These warrants are exercisable through April 15, 2003 at $.83 per share.

During 1998, the Company issued 75,188 warrants to a convertible promissory note holder. These warrants are exercisable through January 21, 2003 at $2.66 per share.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(6) PREFERRED STOCK

(a) Series A Preferred:
In 1995, the Company's Board of Directors authorized for issuance shares of Class A Preferred stock pursuant to the terms of the Company's certificate of incorporation. Each such share is con- vertible into two shares of common stock of the Company. Each Class A share shall be entitled to 30 votes per share on all matters that may come before the stockholders for a vote. Such shares shall be entitled to a preference in dividends and a preference in any distribution in liquidation or otherwise and dividends are cumulative. Preferred stock must be redeemed no later than December 31, 1999 at a redemption price of $.50 per share plus accrued but unpaid dividends.

In connection with this authorization the Chairman of the Board of Directors has invested $100,000 for 200,000 shares of the Class A Convertible Preferred Stock at a price per share of $.50. The holder has the right to return the stock at any time two years after issuance at $.50 per share, plus unpaid accrued dividends. This subscription was cancelled in 1997.

(b) Series B Preferred:
In 1996, the Company's Board of Directors authorized for issuance shares of Class B preferred stock pursuant to the terms of the Company's certificate of incorporation. Each Class B share shall be entitled to one vote per share on all matters that may come before the stockholders for a vote. An annual dividend equal to the Company's net profit before income taxes for each of the Company's fiscal years beginning July 1, 1996 as to such time as the holders receive an aggregate amount equal to $.70 per share shall be paid, thereafter pari passu as the common stockholders. There is no mandatory redemption and the stock has standard antidilution rights and ranks pari passu with the Series A Preferred stock on liquidation rights.

In 1996 and 1997 there were 450,000 and 400,000 shares issued for net proceeds of $215,000 and $180,000, respectively. During 1997, all 850,000 preferred shares were converted into 154,545 shares of common stock.

In connection with the issuance of the 1996 Series B Preferred Stock, the holders also received one Class C and one Class D warrant to purchase one common share for each share of Series B preferred stock purchased, at $2.00 per share, respectively, for a period of five years from the date of purchase.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(6) PREFERRED STOCK (continued)

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

The licensing agreements also provides for the indemnification of BGRI by the Company against product liability claims incurred.

(8)  COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements (individually the Agreement and collectively the Agreements) with individuals to serve as the Chairman and the Vice Chairman of the Board of Directors. The Vice Chairman's Agreement is in effect for a period of three years commencing June 1, 1994. Subsequent to the initial, three-year term, the Vice Chairman's Agreement allows for automatic extension for an additional year unless the Vice Chairman or the Company party notifies the other party of their intent not to extend within 90 days of June 1 of each renewal year, in writing. The Vice Chairman's Agreement allowed for compensation of $18,000 per year plus stock options as follows:

         1. 2,136 Shares available for $2.00 per share upon execution and delivery of the Agreement and 1,681 Shares available for $2.00 per share on June 1 of each year in which the Agreement remains in effect. There were 8,863 options outstanding as of December 31, 1998.

In 1997, the Vice Chairman's accrued salary of $46,500 was converted into 21,679 shares of commons stock of the Company.

In 1998, the agreement was amended to increase the rate of salary to $36,000 per year.

The Chairman's Agreement is in effect for a period of 60 consecutive months commencing April 20, 1994. On April 20 of each year, beginning April 20, 1995, such term of the Agreement shall be automatically extended for an additional year unless prior to such date the employee or the Company have notified the other in writing of its intention not to extend.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

The Chairman's Agreement allows for compensation of $189,000 per annum with a $50,000 per annum increase on April 20 of each year during the term of the Agreement. The Agreement also allows for the payment of certain benefits and the following:

         1. Stock options to purchase 400,000 shares of common stock at $.66 per share as long as the Agreement remains in effect.

         2. Stock options to purchase shares of common stock of the Company at $.66 per share upon the formation and closing of a strategic alliance or joint venture with a well established company which first assumes responsibility for marketing the Company's COD test in (A) the United States, 200,000 shares of common stock (B) Europe, 200,000 shares of common stock and
                  (C) Japan, 200,000 shares of common stock.

         3. Stock options to purchase 500,000 shares of common stock of the Company at $.66 per share upon the approval of the Food and Drug Administration of the Company's COD test.

         4. Stock options to purchase 600,000 shares of common stock of the Company at $.50 per share upon the closing by the Company of a Financing (the receipt by the Company of cash, cash equivalent or any other benefit or consideration having a value of at least $1,000,000). In August 1995, the exercise price of these options were reduced to $.25 for the first 300,000 shares and $.50 for the remaining 300,000 shares.

All of the above options outstanding and rights to options were relinquished by the Chairman in 1997.

Stock Option Plan:

The company has established a 1991 Stock Option Plan (the Plan) which provides for the grantings of options to key employees and consultants to purchase up to an aggregate of 6,818 shares of the Company's common stock, from either authorized but unissued or reacquired shares. Options to purchase 2,545 shares have been granted under the plan. In 1997, all options under the plan were cancelled.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


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

Other Stock Options:

During 1992 and 1993, the Company granted options to selected employees and members of the Company's Board of Directors to purchase an aggregate of 12,614 shares of the Company's common stock at an option price of $3.60 per share, which was not less than the fair market value of the stock at the date of grant. During May 1992, 1,705 of these options were canceled. During 1997, these options were repriced and reissued at $2.00 per share. The options vest ratably over a five-to ten-year period and expire in five to ten years. Of the total options granted during 1992 and 1993, 6,919 were outstanding and exercisable at December 31, 1998.

On February 2, 1993, April 15, 1993, and April 20, 1994, the exercise price of certain options was reduced to the fair market value of the Company's stock at that date. These options were treated as canceled and reissued.

During April 1993, the Company granted 19,545 seven-year options at $1.25 per share to selected members of the Company's Board of Directors, with exercise contingent upon exercise of the Class A warrants of the Company, and 29,091 seven-year options at $1,25 per share, with exercises contingent upon exercise of the Class B warrants of the Company. (See Note 5 for descriptions of warrants). The Company will incur compensation expense, if any, at the time such options become exercisable. On April 20, 1994, the exercise price of certain of these options was reduced to the fair market value of the Company's stock on that date. During 1996, all of these options were cancelled.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

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

(9) SUBSEQUENT EVENTS

(a)  In 1999, the Company  issued  20,00  shares  of common  stock for services.
(b) In 1999, the Company issued 75,000 shares of common stock in exchange for an obligation for services rendered to the Company.
(c) In 1999, the Company issued 10,000 shares of common stock for services to be provided by Dr. Gelber.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Continued)


(9) SUBSEQUENT EVENTS (continued)

(d) In 1999, the Company sold 210,000 shares of common stock to investors at $1.00 per share.
(e) In February 1999, the Company agreed to issue 150,000 shares of Series A Preferred Stock in exchange for $150,000 debt of Mr. Fresne, Chairman of the Board. These shares will have the same rights as those previously issued with the exception of dividend rights.
(f) In February 1999, the Company agreed to sell 350,000 shares of common stock to an investor at $1.00 per share with two five year warrants attached to each share. One warrant with an exercise price of $1.50 and one warrant with an exercise price of $2.00.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has retained Kirshon, Shron and Chernick, PC as its independent accountant for the fiscal year ended December 31, 1998. Such appointment was effective March 19, 1999. The Company's prior independent accountant, Paul C. Roberts, resigned as the Company's independent accountant effective on such date in order to pursue other, non-accounting related business. There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following  table sets forth as to the directors and each executive  officer:
(1) his name; (2) his age; and (3) his present position with the Company.

Name                   Age        Title
----                   ---        -----
Donald C. Fresne       71         Chairman of the Board of Directors,
                                  Director, resident and Chief Executive Officer

L. Courtney Schroder   61         Treasurer and Director

Richard E. Kent        70         Vice Chairman of the Board of Directors and
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

RICHARD E. KENT has been a Director of the Company since 1991 and Vice Chairman of the Board of Directors of the Company since January 28, 1994 and the Company's Secretary since June, 1994. Mr. Kent served as a director of Biotag, Inc. from 1987 to 1991. Mr. Kent was Vice President, Secretary and General Counsel of Grossman's Inc., a retailer of building materials, from 1986 until his retirement in December 1997. In April 1997, Grossman's Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Kent presently is a consultant to Grossman's, Inc.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than ten percent of the Common

Stock of the Company to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, officers and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, no officer or director failed to timely file a report pursuant to section 16(a).


ITEM 10.          EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and other most highly compensated executive officer (collectively, the "Named Executive Officers") for services as executive officers of the Company for the last three fiscal years.


                                              SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                 Compensation
                                                  Annual Compensation               Awards
                                                  -------------------               ------
                                                                                  Securities
       Name and                                               Other Annual        Underlying          All Other
  Principal Positions      Year  Salary ($)    Bonus ($)    Compensation ($)        Options         Compensation ($)
  -------------------      ----  ----------    ---------    ----------------    ----------------    ----------------

Donald C. Fresne (1) ...   1998   326,900         --            52,348(2)              --                  675(4)
  Chairman, President ..   1997   123,504         --            17,721(2)              --               16,900
  and Chief Executive ..   1996    34,149         --            19,500(2)              --                4,650
  Officer

Richard E. Kent (1) ....   1998      --           --                --(3)             1,681               75(4)
  Vice Chairman of the .   1997      --           --                --(3)             1,681              750(4)
  Board and Secretary ..   1996      --           --                --                1,681               --

L. Courtney Schroder ...   1998      --           --                --(3)              --                 75(4)
  Treasurer and Director   1997      --           --                --(3)              --                750(4)
                           1996      --           --                --                 --                 --
--------------------

     (1) Mr.  Fresne  became Chief  Executive  Officer of the Company on March 24, 1994 and  President on August 29, 1997.  Mr. Kent
became Vice Chairman of the Board of Directors  and  Secretary of the Company in June 1994.  The payment of salaries and benefits to
Mr. Fresne and Mr. Kent were curtailed  beginning in October 1994 because of the Company's lack of cash flow. Portions of the unpaid amounts of such salaries have been  accrued.  In the case of Mr.  Fresne,  he received  salary  payments in 1998 of $326,900 and the amount of such accrual for 1998 is $373,453.  In the case of Mr. Kent, he received no salary payments in 1998 and the amount of such accrual for 1998 is $31,500. Mr. Kent's annual salary was $18,000 until April 15, 1998 when it was increased to $36,000.



     (2) Represents  car allowances of $9,026 and club  membership  fees of $6,724 for 1998 and  compensation  for life insurance of
$36,598,  car allowances of $5,410 and club  membership  fees of $12,935 for 1997, and car allowances of $12,779 and club membership fees of $9,092 for 1996.

     (3) Represents amounts which do not meet reporting thresholds.

     (4) Represents  common stock bonuses  recorded by the Company at $.001 per share for 1998, and common stock bonuses at recorded by the Company at $.001 per share for 1997.

OPTION GRANT TABLE

The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options for Common Stock of the Company during the fiscal year ended December 31, 1998. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                       Number of    % of Total
                      Securities   Options/SARs  Exercise
                      Underlying    Granted to   Or Base
                     Options/SARs  Employees in   Price    Price     Expiration
                      Granted (#)   Fiscal Year   ($/Sh)   $/Sh)(1)     Date
                     ------------  ------------  --------  --------  ----------
Richard E. Kent        1,687(1)        100%        2.00      N/A       9/13/05
--------------------
     (1) Represents non-qualified stock options for shares of Common Stock granted on September 13, 1994 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994.

No stock options for Common Stock were exercised during the fiscal year ended December 31, 1998 by the Named Executive Officers. The following table provides information related to the number and value of stock options for Common Stock held at the end of such fiscal year by the Named Executive Officers. The Company does not have any plans provided for SARs.

                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                             Value of Unexercised
                                                                         Number of Unexercised              In-The-Money Options at
                                                                    Options at December 31, 1998 (#)          December 31, 1998 ($)
                            Acquired on            Value            --------------------------------       -------------------------
        Name                Exercise (#)        Realized ($)           Exercisable/Unexercisable           Exercisable/Unexercisable
--------------------        ------------        ------------        --------------------------------       -------------------------
Donald C. Fresne                --                  --                            --/--                              --/--
Richard E. Kent                 --                  --                        11,196/--                              --/--
L. Courtney Schroder            --                  --                         2,106/--                              --/--

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 30, 1999 with respect to the beneficial ownership of the Common Stock of the Company by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director and nominee of the Company, (iii) the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

                                 Amount and
                                 Nature of
Name and Address of              Beneficial   Percent
  Beneficial Owner              Ownership(1)  of Class
-------------------             ------------  --------
Donald C. Fresne(2)              2,325,171     45.1%
Box L
North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder(3)            120,396      2.3%
25 Blackburn Lane
Manhasset, NY 11030

Richard E. Kent(4)                 164,049      3.2%
49 Bournes Point Road
Wareham, MA 02571

Leo W. Long(5)                     518,560     10.1%
c/o Long Motor Corporation
14600 West 107 Street
Lenexa, KS 66215

W. James Tozer, Jr.(6)             600,552     11.7%
Vectra Management Group
65 East 55th Street, 9th Floor
New York, NY 10022

All directors and executive      2,609,616     50.6%
officers of the Company as
a group (3 persons)
--------------------
     (1) A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options and warrants. Each beneficial owner's percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised. For purposes of the footnotes that follow, "currently exercisable" means options and/or warrants that are exercisable as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power. All shares holdings set forth herein reflect the effect of a 22 for 1 reverse split of the Company's Common Stock effective September 3, 1997.

     (2) Included in the shares reported by Mr. Fresne are 20,822 shares owned by Biotag, Inc., the former general partner of the COD Associates, L.P., the predecessor to the Company, which is wholly-owned by Mr. Fresne, and 24,702 shares issuable upon exercise of currently exercisable warrants to purchase Common Stock.

     (3) Included in the shares reported by Mr. Schroder are shares issuable upon exercise of currently exercisable options to purchase 2,106 shares of Common Stock.

     (4) Included in the shares reported by Mr. Kent are shares issuable upon the exercise of currently exercisable options to purchase 11,196 shares of Common Stock.

     (5) Included in the shares held by Mr. Long are shares issuable upon the exercise of currently exercisable warrants to purchase 266,097 shares of Common Stock.

     (6) Included in the shares held by Mr. Tozer are shares issuable upon the exercise of currently exercisable warrants to purchase 104,546 shares of Common Stock. Pursuant to a verbal agreement dated as of February 9, 1999, to be confirmed in writing, the Company and Mr. Tozer agreed that in exchange for his capital contributions to date, to the extent that subsequent capital contributions by third parties prior to the date the Company enters into a strategic partnership with a major pharmaceutical firm reduce Mr. Tozer's holdings in the Company's Common Stock to less than 10% on a fully diluted basis, the Company shall issue to Mr. Tozer, for no additional consideration, that number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%. In addition, to the extent a strategic partner purchases shares of the Company's Common Stock at a price of less than $200,000 per 1% of the Company's issued and outstanding Common Stock, Mr. Tozer shall be entitled to receive, for no additional consideration, the number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%.

MEETINGS OF THE BOARD AND COMMITTEES OF THE BOARD

The Board of Directors held six (6) meetings during the year ended December 31, 1998. All directors attended all of the meetings. The Board of Directors has one standing committee -- the Executive Committee did not meet in 1998. The Board of Directors does not have a standing nominating committee, audit committee or compensation committee, such functions being reserved to the full Board of Directors.

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

Under the agreement, as amended, Mr. Fresne is to be paid a salary of $189,000 per year with annual increases of $50,000 per year, and, in the discretion of the Board, may given merit increases and bonuses. Further, upon the exercise of 65% of the Company's presently outstanding Class A Warrants, Mr. Fresne will be paid a cash bonus of $250,000, and upon the exercise of 65% of the Company's presently outstanding Class B Warrants, Mr. Fresne will be paid a cash bonus of $200,000. Such warrants expired unexercised on December 10, 1996. As such, Mr. Fresne will not be entitled to any such bonus. In addition, Mr. Fresne was granted seven-year options under the agreement to purchase 400,000 shares of Common Stock at $0.66 per share and to purchase the following additional number of shares of Common Stock at $0.66 per share upon the occurrence of the following events: (1) upon the formation and closing of a strategic alliance or joint venture with a well-established company which first assumes responsibility for marketing the Company's in vitro diagnostic blood test in (a) the United States, 200,000 shares of Common Stock, (b) Europe, 200,000 shares of Common Stock and (c) Japan, 200,000 shares of Common Stock and (ii) 500,000 shares of Common Stock upon the approval by the Food and Drug Administration of the diagnostic blood test. Further, Mr. Fresne has been granted seven-year options under the agreement to purchase the following shares of Common Stock at $0.50 per share upon the occurrence of the following events: (i) 600,000 shares upon the closing of a financing pursuant to which the Company receives consideration of at least $1,000,000; (ii) up to 216,967 shares when and as the Company's Class A Warrants are exercised, on the basis of one option share for each ten Class A Warrants exercised; and (iii) up to 325,450 shares when and as the Company's Class B Warrants are exercised. Such warrants expired unexercised on December 10, 1996. As such, the options associated with the Class A and Class B warrants expired. In September 1997, Mr. Fresne voluntarily surrendered all other options granted to him under such Agreement.

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

On August 29, 1997 the Company and Mr. Fresne executed an amendment to Mr. Fresne's employment agreement, effective as of July 14, 1997, to provide that he would receive a yearly salary from the Company equal to $339,000, payable monthly, plus an annual increase of $50,000 on April 20 of each year in which this Employment Contract is in effect; provided however, that effective on the closing of a private placement of the Company's securities his salary would be $250,000 per year and remain at that level until such time as the Company successfully completes a sale of its securities in either a private or public sale or receives license or royalty payments for its products in the aggregate amount of $1,000,000 in a single fiscal year. From and after the closing of such sale of securities, or receipt of license or royalty payments for its products aggregating $1,000,000 in a single fiscal year, his salary shall be increased to the level he would have been entitled to receive in the event his salary had not been reduced as herein provided. Furthermore, subject to completion of a public or private sale of securities of the Company aggregating at least $1,000,000 prior to December 31, 1997, all but $300,000 of salary owed by the Company to Mr. Fresne which is accrued but unpaid as of June 30, 1997 shall be capitalized and Mr. Fresne shall forego receipt of same. Such amendment also provided that upon closing of a private sale of the Company's securities yielding gross proceeds of at least $1,000,000, Mr. Fresne would surrender all unexercised stock options in his name, including the an option which permitted him to receive a number of securities equal to 15% of the securities sold in any such offering. The Company also was to reimburse Mr. Fresne for the amount of expenses incurred by him for health care and not reimbursed by the health insurance and Medicare. The obligation of the Company to pay the premium on Mr. Fresne's whole life insurance policy shall be suspended for a period beginning August 1, 1997 and ending July 31, 1998, during which period Mr. Fresne may pay such premium. Thereafter, the Company shall pay such premium to the extent provided in such agreement. Such amendment was intended to go into effect upon the closing of a proposed sale of the Company's securities pursuant to a private placement agented by Whale Securities Co., L.P. Such private placement was abandoned by Whale Securities Co., L.P. in October 1997 because of then adverse market conditions. On January 22, 1998, the Company's board of directors rescinded such amendment and confirmed that the Amended and Restated Employment Contract remained in effect.

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

On September 13, 1994, the Company entered into an employment agreement for an initial three year term, effective June 1, 1994 with one year renewals thereafter, with Richard E. Kent pursuant to which Mr. Kent will serve as Vice Chairman of the Company. Pursuant to such agreement, Mr. Kent was to receive an annual salary of $18,000 and, in the discretion of the Board of Directors, may be given merit raises and bonuses. Such agreement was automatically extended through May 31, 1998. The agreement granted Mr. Kent options to purchase 2,137 shares of the Company's Common Stock at a price of $2.00 per share effective September 13, 1994. In addition, Mr. Kent receives options to purchase an additional 1,681 shares of the Company's Common Stock at a purchase price of $2.00 per share on June 1 of each year in which the agreement remains in effect, including 1998. The Company has granted to Mr. Kent certain demand registration rights (exercisable on two occasions) and piggyback registration rights with respect to the Common Stock underlying options now or hereafter held by Mr. Kent during the term of the agreement. Mr. Kent has not received any salary payments pursuant to such agreement and the amount of accrued salary owed him as of the December 31, 1996 was $46,500. On July 14, 1997, Mr. Kent agreed to convert all of such then accrued salary into 21,679 shares of Common Stock, at the rate of $2.146 per share. On April 15, 1998, the Company's Board of Directors increased Mr. Kent's annual salary to $36,000.

DIRECTOR COMPENSATION

In 1998, no compensation was paid to non-employee directors of the Company, other than reimbursement for travel expenses incurred for attending meetings of the Board of Directors and its Committees and the stock bonuses described in the section of this Form 10-KSB entitled "Certain Relationships and Related Transactions".

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

REPRICING OF OUTSTANDING OPTIONS AND WARRANTS

No option or warrants were repriced during 1998.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

For information regarding certain transactions involving the Company and its directors and executive officers prior to August 1, 1997, see "Certain Relationships and Transactions", of the Company's Information Statement on
Schedule 14C, dated August 9, 1997. For information regarding certain transactions involving the Company and its directors and executive officers after August 1, 1997, see "Certain Relationships and Transactions", of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 each of which is incorporated herein by reference.

In January 1998, the Company issued two promissory notes in the aggregate principal amount of $125,000 to two existing stockholders to fund interim operating expenses. Such notes require that the principal be repaid on the earlier of ten (10) days following the closing of a sale or sales of the company's Common Stock aggregating $1,000,000 or one year from the date of such note, together with interest at the rate of the then prime rate plus 5%. The lenders may also convert the principal amount of such loan into shares of the Company's Common Stock at the rate of $2.66 of principal amount per share. For each $100,000 of principal amount of loans, such lenders also received (i) 37,596 shares of the Company's Common Stock and (ii) five year warrants to purchase an additional 75,188 shares of the Company's Common Stock at an exercise price of $2.66 per share. In October 1998, one such stockholder converted $25,000 of such debt, plus accrued interest, to equity for an aggregate of 10,301 shares of common Stock. Such stockholder also converted a loan of $25,000 extended to the Company in October 1997, plus accrued interest, into 11,709 shares of the Company's Common Stock at $2.66 per share.

In January 1998, the Company's Board of Directors issued to Mr. Fresne, Mr. Kent and Mr. Schroder bonuses of 350,000, 25,000 and 25,000 shares, respectively, of the Company's Common Stock. Such shares are restricted and cannot be sold by the holders thereof until the earlier of three years from the date of issuance or the sale of all or substantially all of the Company's Common Stock to a third party.

In August 1998, the Company's Board of Directors issued to Mr. Fresne, Mr. Kent and Mr. Schroder bonuses of 300,000, 50,000 and 50,000 shares respectively of the Company's Common Stock. Such shares are restricted and cannot be sold by the holders thereof until the earlier of three years from the date of issuance or the sale of all or substantially all of the Company's Common Stock to a third party.

In January 1998, the Company's board of Directors authorized the conversion by Mr. Fresne of up to $1,000,000 in debt owed by the Company to him at a price of $1.00 per share, subject to the consummation of a transaction with either the Proquest Fund or Molecular Geriatrics Corporation ("MGC"). In light of the valuation placed on the Company's Common Stock by Sunrise Capital Corporation in February 1998, the Company's Board of Directors amended such conversion right to reduce the price per share to $.83, of which up to half of such conversion could be in the form of shares of the Company's Preferred Stock, the terms of which would be dependent upon a completed transaction with MGC. In addition, Mr. Fresne would have an option to purchase an that number of shares of the Company's Common Stock equal to 15% of the shares of Common Stock outstanding prior to the completion of a transaction with MGC. The exercise price is $.83 per share. Such option will vest upon entry by the Company into a strategic partnership with a major pharmaceutical firm.

However, in February 1999, the Company's Board of Directors authorized Mr. Fresne to convert up to $150,000 in debt owed to him by the Company into shares of the Company's Series A Preferred Stock at a price of $.83 per share, provided, however, that the terms of such Series A Preferred are to be amended to delete any dividend rights. No such conversion has occurred as of the date of this report and no such shares have been issued.

For a discussion of the relationship among Donald C. Fresne, BioTag and NKI, see
Part I, Item 1-Business-Intellectual Property Rights, incorporated herein by reference.

During March and April 1998, Mr. Fresne loaned the Company an aggregate of $20,500, represented by 4 promissory notes bearing interest at a rate of prime plus 5%. Such notes were repaid in May and June 1998. In addition, Mr. Fresne received five year warrants to purchase an aggregate of 24,702 shares of the Company's Common Stock at a price of $.83 per share. Such shares of Common Stock carried with them piggyback registration rights.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS       EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

10.30 Research Support Agreement dated as of October 31, 1997 between the Company and BioTag with attached copy of NKI/BioTag Research Agreement dated January 30, 1997 (N)

20.1           Form of Warrant to Purchase Common Stock (G)

27.0           Financial Data Schedule

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

     (M)  Incorporated  by reference to the Company's  Information  Statement on
Schedule 14(c) dated August 9, 1997.

     (N) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPIGEN, INC.


Date:  March 31, 1999                   By:  /s/ Donald C. Fresne
                                        -------------------------------------
                                        Donald C. Fresne, Chief Executive
                                        Officer, Chairman of the Board of
                                        Directors and President



In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1999                   By:  /s/ Donald C. Fresne
                                        -------------------------------------
                                        Donald C. Fresne, Chief Executive
                                        Officer, Chairman of the Board of
                                        Directors and President


Date:  March 31, 1999                   By:   /s/ Richard E. Kent
                                        -------------------------------------
                                        Richard E. Kent, Vice Chairman of the
                                        Board of Directors and Secretary


Date:  March 31, 1999                   By:   /s/ L. Courtney Schroder
                                        -------------------------------------
                                        L. Courtney Schroder, Treasurer
                                        (Principal Financial and Accounting
                                        Officer) and Director