Form 10QSB
period 1999-03-31
EPIGEN INC /DE
filed 1999-05-12
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

               For the transition period from __________ to __________

                         Commission file Number 1-11055

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

The number of share outstanding of the issuer's common Stock, par value $.001 per share, at May 12, 1999 was 5,085,475.

Traditional Small Business Disclosure Format (check one)
                                 Yes [X] No [_]

                                  EPIGEN, INC.

                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets
          at March 31, 1999 and December 31, 1998 . . . . . . . . . . . .  1

         Statement of Operations
          for the three month periods ended March 31, 1999
          and March 31, 1998 and cumulative from
          Inception (January 28, 1987) to March 31, 1999 . . . . . .  . .  2

         Statements of Cash Flows
          for the three months periods ended March 31,
          1999 and March 31, 1998 and cumulative from
          Inception (January 28, 1987) to March 31, 1999  . . . . . . . .  3

         Notes to Financial Statements  . . . . . . . . . . . . . . . . .  4 - 5

Item 2 - Management's Discussion and Analysis or
             Plan of Operations . . . . . . . . . . . . . . . . . . . . .  6 - 7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports of Form 8-K   . . . . . . . . . . . . . . .  8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                                       (i)

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    March 31,      December 31,
                                                      1999             1998
                                                  ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..................    $     74,394     $     24,215
                                                  ------------     ------------
     Total current assets ....................          74,394           24,215

Office equipment, net of accumulated
 depreciation of $42,999 and $41,043 .........          26,066           28,022

Other assets, net of accumulated
 amortization of $3,025 and $3,205 ...........            --               --
                                                  ------------     ------------
                                                  $    100,460     $     52,237
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable demand .........................         135,805          145,805
 Notes payable - 25% interest ................         200,000          200,000
 Notes payable - prime plus 5% ...............         250,000          250,000
 Accrued interest-note payable demand ........         174,165          150,697
 Accrued direct research and development
  costs ......................................         451,745          430,973
 Accrued professional fees ...................         288,956          357,535
 Accrued payroll .............................       1,225,132        1,173,520
 Other accrued expenses ......................         406,685          368,749
                                                  ------------     ------------
     Total current liabilities ...............       3,132,488        3,077,279
                                                  ------------     ------------

Stockholders' Equity:
 Common stock $.001 par value
 5,082,475 shares outstanding at
  March 31, 1999 .............................           5,083            4,787
 Additional paid-in capital ..................      15,770,851       15,484,456
 Deficit accumulated during development
  stage ......................................     (18,807,615)     (18,513,938)
 Less 5 shares of common stock held in
  treasury, at cost ..........................            (347)            (347)
                                                  ------------     ------------
     Total stockholders' equity ..............      (3,032,028)      (3,025,042)
                                                  ------------     ------------
                                                  $    100,460     $     52,237
                                                  ============     ============

      The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                    Cumulative
                                   For the Three    For the Three      from
                                   Months Ended     Months Ended   Inception to
                                     March 31,        March 31,       March 31,
                                       1999            1998            1999
                                   ------------    ------------    ------------
                                    (unaudited)     (unaudited)     (unaudited)

Revenues:
 Licensing fees ................   $       --      $       --      $      1,600
 Interest income ...............           --              --           219,711
                                   ------------    ------------    ------------
                                           --              --           221,311
                                   ------------    ------------    ------------

Operating Costs & Expenses:
 Direct research and
  development ..................         21,145          89,095       7,512,118
 General and administrative ....        214,400         188,152       9,724,701
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital .......           --              --         1,188,893
 Interest expense, net .........         58,132          28,977         603,214
                                   ------------    ------------    ------------
     Total operating costs
      and expenses .............        293,677         306,224      19,028,926
                                   ------------    ------------    ------------

Net (loss) .....................       (293,677)       (306,224)   $(18,807,615)
                                   ============    ============    ============

Net loss per common share ......   $      (0.06)   $      (0.16)
                                   ============    ============

Weighted average
Number of shares of common
 stock outstanding .............      4,925,805       1,901,100
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


                                                            EPIGEN, INC.
                                                   (formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                       STATEMENT OF CASH FLOWS

                                                                                                                        Cumulative
                                                                           For the Three         For the Three             from
                                                                           Months Ended          Months Ended          Inception to
                                                                             March 31,             March 31,              Marh 31,
                                                                               1999                  1998                  1999
                                                                           ------------          ------------          ------------
                                                                            (unaudited)           (unaudited)          (unaudited)

Cash Flows from Operating Activities:
 Net loss ........................................................         $   (293,677)         $   (306,224)         $(18,807,615)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense ..........................                1,956                   346               103,945
  Non-cash expenses paid in equity interest ......................                 --                    --               2,810,878
  Non-cash compensation expense associated
   with the grant of stock options and warrants ..................                 --                    --                 427,964
 Debt converted to equity ........................................               76,680                  --                 642,830
 Changes in operating assets and liabilities

 Increase(decrease) in accrued direct
  research and development costs .................................               20,772                64,376               451,745
 Increase(decrease) in accrued professional fees .................              (68,579)               (1,894)              288,956
 Increase(decrease) in accrued payroll ...........................               51,612                34,050             1,225,132
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other expenses ................               61,404                44,335               580,850
                                                                           ------------          ------------          ------------
     Net cash used in operating activities .......................             (149,832)             (165,011)          (12,275,315)
                                                                           ------------          ------------          ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ....................................                 --                  (1,403)              (73,060)
 Purchase of treasury stock ......................................                 --                    --                    (347)
 Decrease(increase) in note receivable from
  an officer/shareholder .........................................                 --                 (38,107)                 --
 Decrease(increase) in other assets ..............................                 --                    --                  (3,025)
 Increase in organizational costs ................................                 --                    --                 (53,925)
                                                                           ------------          ------------          ------------
     Net cash provided by investing activities ...................                 --                 (39,510)             (130,357)
                                                                           ------------          ------------          ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock ..........................                  296                   515             9,147,946
 Capital contributions ...........................................              209,715                  --               2,351,315
 Proceeds from issuance of preferred stock .......................                 --                    --                 395,000
 Increase (decrease) in note payable-demand ......................              (10,000)              140,500               135,805
 Net increase in notes payable - demand ..........................                 --                    --                 450,000
                                                                           ------------          ------------          ------------
     Net cash provided by financing activities ...................              200,011               141,015            12,480,066
                                                                           ------------          ------------          ------------

Net increase(decrease) in cash and cash equivalents ..............               50,179               (63,506)               74,394
Cash and cash equivalents, beginning period ......................               24,215                64,809                  --
                                                                           ------------          ------------          ------------
Cash and cash equivalents, end of period .........................         $     74,394          $      1,303          $     74,394
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

                                                                  3

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation:

        The financial statements as of March 31, 1999 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three month period ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.  Cash and Cash Equivalents:

        Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share:

        Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements:

        The Company's technology is used under an exclusive license from Boston Biomedical Research Institute ("BBRI"). Pursuant to the terms of this license agreement, the Company has been granted an exclusive, worldwide license to manufacture, use, lease, sell or otherwise transfer (a) any products utilizing any patents obtained by BBRI, or (b) any products resulting from the Company-sponsored research at BBRI, or (c) compositions containing such products. The agreement provides for royalty payments to BBRI equal to 5% of the net selling price not to exceed $10,000,000 per year and subject to certain reductions described below. The agreement expires the later of ten years from the first commercial sale of any such products or the expiration of any applicable patent.

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


4.  Licensing Agreements (cont.):

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

5.  Equity Transactions During the Quarter Ended March 31, 1999 were as follows:

        The Company sold 210,000 shares of common stock to investors at $1.00 per share with two five year warrants attached to each share. One warrant with an exercise price of $1.50 and one warrant with an exercise price of $2.00.

        On February 15, 1999, a creditor converted $75,000 debt to equity in exchange for 75,000 shares of the Company's common stock, and on March 5, 1999, a creditor converted $1,680 debt to equity in exchange for 560 shares of the Company's common stock. These shares were recorded at par value.

        The Company issued 10,000 shares of common stock to Dr. Gelber for services to be provided. These shares were recorded at par value.

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

The Company is currently in preliminary negotiations with several major biopharmaceutical companies, and in the event positive results are achieved in either the prostate or breast clinical trials, the Company expects to form a strategic alliance with one of these companies. There can be no assurance, however, that the Company will be successful in such endeavor.

Phase 1 and 2 clinical trials will commence on its therapeutic vaccine at Columbia Presbyterian Hospital under the auspices of Dr. Carl Olsson as soon as funds are available. Work on the Company's in vivo imaging agent is being delayed until sufficient funds are available to continue such work. The Company does not anticipate using any significant funds for work on its other products over the next 12 months.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


The Company has entered into an arrangement with Vacold, LLC and its affiliate, ImmunoTherapy, Inc., to develop a new generation of IgG antibodies for use in the Company's prostate diagnostic products. Research presently is continuing on the new antibodies. The precise terms of the arrangement between the Company and Vacold, LLC and its affiliate presently are being negotiated. The Company anticipates that the arrangement will require the Company to issue an as yet undetermined amount of its Common Stock and to pay an as yet undetermined royalty to Vacold, LLC in exchange for all patent and other rights associated with the new antibodies, subject to certain minimum sales goals.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          For a description of the securities issued by the Company during the fiscal quarter ended March 31, 1999 see Note 5 of the Notes to Financial Statements, incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               16.1 Letter on change in  certifying  accountant  included in the
                    Company's   report  on  Form  8-K  dated  March  25,   1999,
                    incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

          The Company filed one report on Form 8-K dated March 25, 1999, during the three months ended March 31, 1999 regarding a change in the Company's certifying accountant, which report is incorporated herein by reference.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1999

                                        EPIGEN, INC.

                                        By:  /s/ Donald C. Fresne
                                             -----------------------------------
                                             Donald C. Fresne, Chief
                                             Executive Officer, Chairman
                                             of the Board of Directors and
                                             President


                                        By:  /s/ L. Courtney Schroder
                                             -----------------------------------
                                             L. Courtney Schroder, Treasurer
                                             and Chief Financial Officer