Form 10QSB
period 1999-06-30
EPIGEN INC /DE
filed 1999-08-12
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                                 Yes [X] No [_]

          The number of shares outstanding of the issuer's common Stock, par value $.001 per share, at August 12, 1999 was 5,082,475.

         Traditional Small Business Disclosure Format (check one)

                                 Yes [X] No [_]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX

                                                                         Page
                                                                        Number

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheets
       at June 30, 1999 and December 31, 1998 .  . . . . . . . . . . .   1

     Statements of Operations
       for the six month periods ended June 30, 1999
       and June 30, 1998,  and for the three month periods
       ended June 30,1999 and June 30, 1998,and cumulative
       from Inception (January 28, 1987)to June 30, 1999 . . . . . . .   2

     Statements of Cash Flows
       for the six month periods ended June 30, 1999
       and June 30, 1998 and cumulative from
       Inception (January 28, 1987) to June 30, 1999 . . . . . . . . .   3

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .   4 -  5

Item 2 - Management's Discussion and Analysis or
    Plan of Operations   . . . . . . . . . . . . . . . . . . . . . . .   6 -  7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports of Form 8-K  . . . . . . . . . . . . . .   8

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Exhibit 10.2 - Agreement Between Epigen, Inc. and Vacold, LLC  . . . .  10 - 13

                                       (i)

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1999            1998
                                                  ------------     ------------
Assets
Current Assets:
  Cash and cash equivalents ..................    $     95,951     $     24,215
                                                  ------------     ------------
     Total current assets ....................          95,951           24,215

Office equipment, net of accumulated
 depreciation of $42,999 and $41,043 .........          24,968           28,022
Other assets, net of accumulated
 amortization of $3,025 and $3,205 ...........            --               --
                                                  ------------     ------------
                                                  $    120,919     $     52,237
                                                  ============     ============

Liabilities and Stockholders' Equity
Current Liabilities:
 Note payable demand .........................         130,805          145,805
 Notes payable - 25% interest ................         200,000          200,000
 Notes payable - prime plus 5% ...............         250,000          250,000
 Accrued interest-note payable demand ........         197,616          150,697
 Accrued direct research and development
  costs ......................................         451,280          430,973
 Accrued professional fees ...................         291,521          357,535
 Accrued payroll .............................       1,415,911        1,173,520
 Other accrued expenses ......................         482,694          368,749
                                                  ------------     ------------
     Total current liabilities ...............       3,419,827        3,077,279
                                                  ------------     ------------

Stockholders' Equity:
 Common stock $.001 par value
 5,082,475 shares outstanding at
  June 30, 1999 ..............................           5,083            4,787
 Additional paid-in capital ..................      15,770,851       15,484,456
 Deficit accumulated during development
  stage ......................................     (19,074,495)     (18,513,938)
 Less 5 shares of common stock held in
  treasury, at cost ..........................            (347)            (347)
                                                  ------------     ------------
     Total stockholders' equity ..............      (3,298,908)      (3,025,042)
                                                  ------------     ------------
                                                  $    120,919     $     52,237
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.



                                                 EPIGEN, INC.
                                       (formerly COD Associates, L.P.)
                                        (A Development State Company)

                                           STATEMENTS OF OPERATIONS


                                                                                                Cumulative
                               For the Three   For the Three   For the Six     For the Six         from
                               Months Ended    Months Ended    Months Ended    Months Ended    Inception to
                                 June 30,        June 30,         June 30,       June 30,        June 30,
                                   1999            1998            1999            1998            1999
                               (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                               ------------    ------------    ------------    ------------    ------------
Revenues:
 Licensing fees ............   $       --      $       --      $       --      $       --      $      1,600
 Interest income ...........           --              --              --              --           219,711
                               ------------    ------------    ------------    ------------    ------------
                                                                                                    221,311
                                                                                               ------------

Operating Costs & Expenses:
 Direct research and
  development ..............         13,307          94,948          34,452         184,043       7,525,425
 General and administrative         192,538         208,659         406,938         396,811       9,917,239
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital ...           --              --              --              --         1,188,893
 Interest expense, net .....         61,035          30,097         119,167          59,074         664,249
                               ------------    ------------    ------------    ------------    ------------
     Total operating costs
      and expenses .........        266,880         333,704         560,557         639,928      19,295,806
                               ------------    ------------    ------------    ------------    ------------

Net (loss) .................       (266,880)       (333,704)       (560,557)       (639,928)   $(19,074,495)
                               ============    ============    ============    ============    ============


Net loss per common share ..   $      (0.05)   $      (0.09)   $      (0.11)   $      (0.18)
                               ============    ============    ============    ============

Weighted average
Number of shares of common
 stock outstanding .........      5,082,475       3,620,880       4,992,949       3,478,674
                               ============    ============    ============    ============

                 The accompanying notes are an integral part of these financial statements.



                                          EPIGEN, INC.
                                (formerly COD Associates, L.P.)
                                 (A Development State Company)

                                    STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                  For the Six     For the Six         from
                                                  Months Ended    Months Ended    Inception to
                                                     June 30,       June 30,        June 30,
                                                       1999           1998            1999
                                                  (unaudited)     (unaudited)     (unaudited)
                                                  ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net loss .....................................   $   (560,557)   $   (639,928)   $(19,074,495)


 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense .......          4,127             717         106,116
  Non-cash expenses paid in equity interest ...           --              --         2,810,878
  Non-cash compensation expense associated
   with the grant of stock options and warrants           --              --           427,964
 Debt converted to equity .....................         76,680            --           642,830
 Changes in operating assets and liabilities

 Increase(decrease) in accrued direct
  research and development costs ..............         20,307          83,280         451,280
 Increase(decrease) in accrued professional
  fees ........................................        (66,014)          3,828         291,521
 Increase(decrease) in accrued payroll ........        242,391          77,753       1,415,911
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses ....................................        160,863          53,503         680,309
                                                  ------------    ------------    ------------
     Net cash used in operating activities ....       (122,203)       (420,847)    (12,247,686)
                                                  ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment .................         (1,072)         (1,403)        (74,132)
 Purchase of treasury stock ...................           --              --              (347)
 Decrease(increase) in note receivable from
  an officer/shareholder ......................           --           (36,982)           --
 Decrease(increase) in other assets ...........           --              --            (3,025)
 Increase in organizational costs .............           --              --           (53,925)
                                                  ------------    ------------    ------------
     Net cash provided by investing
      activities ..............................         (1,072)        (38,385)       (131,429)
                                                  ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock .......            296             852       9,147,946
 Capital contributions ........................        209,715         224,748       2,351,315
 Proceeds from issuance of preferred stock ....           --              --           395,000
 Increase (decrease) in note payable-demand ...        (15,000)        175,000         130,805
 Net increase in notes payable - demand .......           --              --           450,000
                                                  ------------    ------------    ------------
     Net cash provided by financing activities         195,011         400,600      12,475,066
                                                  ------------    ------------    ------------

Net increase(decrease) in cash and cash
 equivalents ..................................         71,736         (58,632)         95,951
Cash and cash equivalents, beginning period ...         24,215          64,809            --
                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period ......   $     95,951    $      6,177    $     95,951
                                                  ============    ============    ============

          The accompanying notes are an integral part of these financial statements.



                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation:

        The financial statements as of June 30, 1999 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the six month periods ended June 30, 1999 and June 30, 1998 and the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

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

        The Company has entered into an Agreement dated March 31, 1999 with Vacold, LLC for the creation of the first IgG antibody, in lieu of cash, Vacold is to receive 6% of the Company's Common Stock, plus a 3% royalty on Epigen's sales that include the IgG developed in Vacold's laboratory. A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to be responsible for the optimization and demonstration of the new assay to the Company's prospective strategic partners.

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

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


The Company has entered into an Agreement dated March 31, 1999 with Vacold, LLC for the creation of the first IgG antibody, in lieu of cash, Vacold is to receive 6% of the Company's Common Stock, plus a 3% royalty on Epigen's sales that include the IgG developed in Vacold's laboratory. A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to be responsible for the optimization and demonstration of the new assay to our prospective strategic partners.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


PART II   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

          10.1      Letter agreement dated May 4, 1999 between Registrant and
                    W. James Tozer, Jr., for the investment in Common Stock of the Company which shall be a minimum of ten percent (10%) of the Registrant's issued and outstanding Common Stock on a fully diluted basis, filed as an exhibit to Form 8-K dated June 14, 1999, incorporated herein by reference.

          10.2 Agreement Between Epigen, Inc. and Vacold, LLC regarding the development of antibodies.

          (b)   REPORTS ON FORM 8-K

                    The Company filed one report on Form 8-K dated June 14, 1999 for the three month period ended June 30, 1999 regarding the sale of certain securities to W. James Tozer, Jr., which report is incorporated herein by reference.

                                  EPIGEN, INC.
                         (FORMERLY COD ASSOCIATES, L.P.)
                          (A DEVELOPMENT STAGE COMPANY)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1999

                                       EPIGEN, INC.

                                       By:  /s/:  Donald C. Fresne
                                            -------------------------------
                                            Donald C. Fresne, Chief
                                            Executive Officer, Chairman
                                            of the Board of Directors and
                                            President



                                       By:  /s/:  L. Courtney Schroder
                                            -------------------------------
                                            L. Courtney Schroder, Treasurer
                                            and Chief Financial Officer