Form 10QSB
period 1999-09-30
EPIGEN INC /DE
filed 1999-11-12
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                               Yes [X]     No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at November 12, 1999 was 5,810,315.

Traditional Small Business Disclosure Format (check one)

                               Yes [X]     No [_]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX


                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
          at September 30, 1999 and December 31, 1998  . . . . . . . . .       1

         Statements of Operations
          for the nine month periods ended September 30, 1999
          and September 30, 1998, and for the three month periods
          ended September 30,1999 and September 30, 1998, and
          cumulative from Inception (January 28, 1987)to
          September 30, 1999 . . . . . . . . . . . . . . . . . . . . . .       2

         Statements of Cash Flows
          for the nine month periods ended September 30,
          1999 and September 30, 1998 and cumulative from
          Inception (January 28, 1987) to September 30, 1999 . . . . . .       3

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . .  4 -  6

Item 2.  Management's Discussion and Analysis or Plan of Operations  . .  7 -  8


PART II  OTHER INFORMATION

Item 2(c)Information regarding the sale of Unregistered Securities
          During the Three Month Period Ended September 30, 1999  . . . .      9

Item 6.  Exhibits and Reports of Form 8-K   . . . . . . . . . . . . . . .      9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                  September 30,     December 31,
                                                      1999             1998
                                                  ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..................    $      7,772     $     24,215
                                                  ------------     ------------
     Total Current Assets ....................           7,772           24,215
Office equipment, net of accumulated
 depreciation of $47,215 and $41,043 .........          22,922           28,022
Other assets, net of accumulated
 amortization of $3,025 and $3,205 ...........            --               --
                                                  ------------     ------------
                                                  $     30,694     $     52,237
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable demand .........................         125,805          145,805
 Notes payable - 25% interest ................         200,000          200,000
 Notes payable - prime plus 5% ...............         250,000          250,000
 Accrued interest-note payable demand ........         221,121          150,697
 Accrued direct research and development
  costs ......................................         549,988          430,973
 Accrued professional fees ...................         301,285          357,535
 Accrued payroll .............................       1,236,965        1,173,520
 Other accrued expenses ......................         354,622          368,749
                                                  ------------     ------------
     Total Current Liabilities ...............       3,239,786        3,077,279

Stockholders' Equity:
 Preferred Stock - Class A ...................         350,000             --
 Common stock $.001 par value
 5,810,315 shares outstanding at
  September 30, 1999 .........................           5,810            4,787
 Additional paid-in capital ..................      15,973,648       15,484,456
 Deficit accumulated during development
  stage ......................................     (19,538,203)     (18,513,938)
 Less 5 shares of common stock held in
  treasury, at cost ..........................            (347)            (347)
                                                  ------------     ------------
     Total Stockholders' Equity ..............      (3,209,092)      (3,025,042)
                                                  ------------     ------------
                                                  $     30,694     $     52,237
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


                                                EPIGEN, INC.
                                       (Formerly COD Associates, L.P.)
                                        (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS

                                                                                               Cumulative
                                For the Three   For the Three   For the Nine    For the Nine      from
                                Months Ended    Months Ended    Months Ended    Months Ended  Inception to
                                September 30,   September 30,   September 30,   September 30, September 30,
                                    1999            1998            1999            1998          1999
                                 ----------      ----------      ----------      ----------   ------------
                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)   (unaudited)
Revenues:
 Contract research .........   $      5,000    $       --      $      5,000    $       --      $     5,000
 Licensing fees ............           --             1,600            --             1,600          1,600
 Interest income ...........           --              --              --              --          219,711
                                 ----------      ----------      ----------      ----------   ------------
                                      5,000           1,600           5,000           1,600        226,311
                                 ----------      ----------      ----------      ----------   ------------
Operating Costs & Expenses:
 Direct research and
  development ..............        206,777          77,107         241,229         261,150      7,732,202
 General and administrative         199,360         219,343         606,298         616,154     10,116,599
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital ...           --              --              --              --        1,188,893
 Interest expense, net .....         62,571          29,922         181,738          88,996        726,820
                                 ----------      ----------      ----------      ----------   ------------
     Total Operating Costs
      and Expenses .........        468,708         326,372       1,029,265         966,300     19,764,514
                                 ----------      ----------      ----------      ----------   ------------
Net (loss) .................       (463,708)       (324,772)     (1,024,265)       (964,700)   (19,538,203)
                                 ==========      ==========      ==========      ==========   ============
Net loss per common share ..     $    (0.09)     $    (0.07)     $    (0.20)     $    (0.24)
                                 ==========      ==========      ==========      ==========
Weighted average
Number of shares of common
 stock outstanding .........      5,325,088       4,714,915       5,092,591       3,961,473
                                 ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of these financial statements.

                                                     2

                                          EPIGEN, INC.
                                (Formerly COD Associates, L.P.)
                                 (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                  For the Nine    For the Nine        from
                                                  Months Ended    Months Ended    Inception to
                                                  September 30,   September 30,   September 30,
                                                      1999            1998            1999
                                                  ------------    ------------    ------------
                                                   (unaudited)     (unaudited)     (unaudited)
Cash Flows from Operating Activities:
 Net loss .....................................   $ (1,024,265)   $   (964,700)   $(19,538,203)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense .......          6,172           4,083         108,161
  Non-cash expenses paid in equity interest ...           --              --         2,810,878
  Non-cash compensation expense associated
   with the grant of stock options and warrants           --              --           427,964
 Debt converted to equity .....................        379,680            --           945,830
 Changes in operating assets and liabilities
 Increase(decrease) in accrued direct
  research and development costs ..............        119,015         110,410         549,988
 Increase(decrease) in accrued professional
  fees ........................................        (56,250)          3,733         301,285
 Increase(decrease) in accrued payroll ........         63,445          75,503       1,236,965
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses ....................................         56,297          63,605         575,743
                                                  ------------    ------------    ------------
     Net Cash Used in Operating Activities ....       (455,906)       (707,366)    (12,581,389)
                                                  ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment .................         (1,072)        (29,135)        (74,132)
 Purchase of treasury stock ...................           --              --              (347)
 Decrease(increase) in note receivable from
  an officer/shareholder ......................           --           (34,830)           --
 Decrease(increase) in other assets ...........           --              --            (3,025)
 Increase in organizational costs .............           --              --           (53,925)
                                                  ------------    ------------    ------------
     Net Cash Used in Investing Activities ....         (1,072)        (63,965)       (131,429)
                                                  ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock .......          1,004           1,946       9,148,654
 Capital contributions ........................        409,531         765,606       2,551,131
 Proceeds from issuance of preferred stock ....         50,000            --           445,000
 Increase (decrease) in note payable-demand ...        (20,000)        175,000         125,805
 Net increase in notes payable - demand .......           --              --           450,000
                                                  ------------    ------------    ------------
     Net Cash Provided by Financing Activities         440,535         942,552      12,720,590
                                                  ------------    ------------    ------------

Net increase(decrease) in cash and cash
 equivalents ..................................        (16,443)        171,221           7,772
Cash and cash equivalents, beginning period ...         24,215          64,809            --
                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period ......   $      7,772    $    236,030    $      7,772
                                                  ============    ============    ============

           The accompanying notes are an integral part of these financial statements.



                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The financial statements as of September 30, 1999 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the nine month periods ended September 30, 1999 and September 30, 1998 and the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.  Cash and Cash Equivalents:

         Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share:

         Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements:

         The Company's technology is used under an exclusive license from Boston Biomedical Research Institute ("BBRI"). Pursuant to the terms of this license agreement, the Company has been granted an exclusive, worldwide license to manufacture, use, lease, sell or otherwise transfer (a) any products utilizing any patents obtained by BBRI, or (b) any products resulting from the Company-sponsored research at BBRI, or (c) compositions containing such products. The agreement provides for royalty payments not to exceed $10,000,000 per year to BBRI equal to 5% of the net selling price and subject to certain reductions described below. The agreement expires the later of ten years from the first commercial sale of any such products or the expiration of any applicable patent.

         During 1992, the Company entered into a contract with the University of Oslo (the "University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales of any human therapeutic product utilizing these patent or biological material rights sold to third parties. Pursuant to the Company's agreement with BBRI, the royalty payable to BBRI is reduced to 4.5% of the net selling

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


4.  Licensing Agreements (cont.):

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

         The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold is to receive 5% of the Company's Common Stock, plus a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to be responsible for the optimization and demonstration of the new assay to prospective strategic partners.

5. Equity Transactions During the Quarter Ended September 30, 1999 were as follows:

         The Company sold 50,000 shares of Class A preferred stock at $1.00 per share. These shares were recorded at $1.00 per share.

         On July 9, 1999, Donald Fresne converted $300,000 debt to equity in exchange for 300,000 shares of the Company's Class A preferred stock. These shares were recorded at $1.00 per share.

         The Company sold 200,000 shares of common stock to investors at $1.00 per share with five year warrants attached to each share with an exercise price of $3.00. These shares were recorded at par value with the additional investment credited to paid in capital.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


5. Equity Transactions During the Quarter Ended September 30, 1999 were as follows (cont.):

         On September 8, 1999, a creditor converted $3,000 debt to equity in exchange for 3,000 shares of the Company's common stock. These shares were recorded at par value with the additional value credited to paid in capital.

         The Company issued 433,705 shares of common stock to Vacold, LLC, a Delaware Corporation, in satisfaction of the Company's obligation under its March 31, 1999 Agreement. These shares were recorded at par value.

         The Company issued 21,685 shares of common stock as a commission to Mr. Ransel Potter, representing 5% of the number of shares issued to Vacold, LLC. These shares were recorded at par value.

         The Company issued 50,000 shares of common stock to two of the Directors of the Company at 25,000 shares each in recognition of substantial services. These shares were recorded at par value.

         The Company recorded the issuance of 20,000 shares of common stock to two of the doctors at 10,000 shares each as a stock award to these doctors engaged in the development of the IgG antibody for the Company's technology. These shares were recorded at par value.

         The Company reclassified 560 shares of the Company's common stock to a liability account pending the issuance. These shares were originally recorded at par value.

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

The Company continues to pursue its business plan to the extent resources permit. The Company has entered into arrangements with (i) a group of physicians from several leading hospitals to obtain prostate serum samples in order to conduct both retrospective and prospective clinical trials on the Company's in vitro blood test that will be used to confirm the presence of prostate cancer, and (ii) is in discussions with major biopharmaceutical firms to participate in these retrospective and prospective clinical trials for prostrate cancer patients. The Company has entered into a collaboration with leading hospitals to gather additional serum samples to demonstrate the efficiency of the Company's in vitro blood test to confirm the presence of breast cancer on patients who have positive mammograms. Mammograms have 66% false positives. If such tests yield sufficiently positive results, the Company believes that it will be able to enter into a strategic alliance. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests will determine to a significant extent the Company's ability to structure potential strategic alliances.

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

The Company entered into an Agreement dated March 31, 1999 with Vacold, LLC for the creation of the first IgG antibody. Pursuant to this Agreement, 433,705 shares of the Company's Common Stock were issued to Vacold, LLC. In addition, Vacold, LLC is entitled to a 3% royalty on Epigen's sales that incorporate the use of any IgG antibodies developed in Vacold's laboratory.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 2.  Management's Discussion and Analysis or Plan of Operation (Cont.):

A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to raise new IgG antibodies, create a sandwich assay, produce some necessary reagents, purify the antibodies, and optimize and demonstrate the new assay to our prospective strategic partners. The demonstration of these new antibodies is expected in the first quarter of 2000.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II   OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended September 30, 1999.

In July 1999, Registrant sold an aggregate of 200,000 shares of its Common Stock at a price of $1.00 per share. Registrant also issued its Series H Warrants to purchase an additional 200,000 shares of its Common Stock to the purchasers of such Common Stock. Such warrants have an exercise price of $3.00 per share and are exercisable through June 30, 2004. The proceeds of such sales were used by Registrant for working capital.

In September 1999, Registrant issued to providers of research and development, accounting and consulting services an aggregate of 458,390 shares of its Common Stock. Of such shares, 3,000 were issued to Registrant's former independent accountant in satisfaction of $3,000 of unpaid accounting fees. The balance of the shares of Common Stock were issued at par value.

In September 1999, Registrant issued an aggregate of 50,000 shares of its Common Stock to two directors as a stock bonus for services rendered. Such shares of Common Stock were issued at par value.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such shares in light of the fact that such shares were issued on a limited basis, without publication and the recipients of such shares were either engaged in commercial relationships with Registrant or otherwise familiar with Registrant and its operations.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               None

          (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the three month period ended September 30, 1999.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999


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