Form 10KSB
period 1999-12-31
EPIGEN INC /DE
filed 2000-03-30
CIK 879354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For Fiscal Year Ended:  December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 1-11055

                                  Epigen, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                               04-3120172
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

     Tower Hill Lodge, North Tower Hill Road, PO Box L, Millbrook, NY 12545
     ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (914) 677-5317
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                         On Which Registered
-------------------                                       ----------------------
Units, each consisting of two shares of Common Stock,
two Class A. Warrants and one Class B Warrant.............         None
Common Stock, par value $.0001 per share..................         None
Class A Warrants..........................................         None
Class B Warrants..........................................         None

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

The number of shares of Common Stock, $.0001 par value per share, outstanding as of March 30, 2000 was 5,859,402.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  Annual report on Form 10-KSB for the fiscal year ended December 31, 1996.
2.  Information Statement on Schedule 14C dated August 9, 1997.
3.  Annual report on Form 10-KSB for the fiscal year ended December 31, 1997.
4.  Annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

As used in this Form 10-KSB, the terms "we", "us", "our" and "Company" refer to Epigen, Inc., a Delaware corporation incorporated on April 24, 1991, and its predecessor, COD Associates, L.P., a Delaware limited partnership.

Forward-Looking Statements
--------------------------
Except for historical information contained in this document, this Annual Report on Form 10- KSB certain forward looking-statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and section 21E of the Securities Exchange Act of 1934, as amended. In light of important factors that can materially affect results, including those set forth elsewhere in this Form 10-KSB, the inclusion of forward looking information should not be regarded as a representation by the Company or any person that the objectives or plans of the Company will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture our products; competitive conditions within the industry may change adversely; upon development of our products, demand for our products may weaken; the market may not accept our products; we may be unable to retain existing key management or research personnel; our forecasts may not accurately anticipate market demand; and there may be material adverse changes in our business and operations. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for our technologies; obtaining additional financing to support our operations, obtaining regulatory approvals for our technologies; complying with other governmental regulations applicable to our business; consummating arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with potential corporate partners; developing the capacity to manufacture, market and sell our products, whether directly or indirectly with collaborative partners, developing market demand for and acceptance of our products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs and other factors. Assumptions relating to budgeting, marketing, product development and other managerial decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experiences and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our business, financial position and results of operations.

Risk Factors
------------

IF  WE  CANNOT  OBTAIN   ADDITIONAL   FUNDING,   OUR  PRODUCT   DEVELOPMENT  AND
COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED.

The Company has funded all operations to date primarily through equity financings. The Company has raised in the aggregate approximately $16,329,459 in equity and $4,318,888 in debt. At December 31, 1999, the Company had $521,766 in cash and cash equivalents. We have expended and continue to expend substantial funds on the development of our products. As a result we have had negative cash flows from operations since inception and expect that this situation will continue for the foreseeable future. The Company will require additional capital to fund its research and working capital needs. The Company has no current arrangements with respect to, or potential sources of, additional financing, and there can be no assurance that any such financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse affect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. If the Company is unable to locate a suitable strategic partner, the Company estimates that an additional $3,000,000 will be required in order for the Company to prosecute an FDA approval of the COD Test.

WE HAVE HAD SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

The Company was organized in 1991 as the successor to Cod Associates, L.P. ("COD") to continue research and development activities for the development principally of an in-vitro blood test (the "COD Test"). During the period since its inception the Company has not succeeded in developing the COD Test to the point where it can be marketed commercially or submitted to the United States Food and Drug Administration ("FDA") for approval. As a result, the Company has not generated any operating revenues. For the period from April 24, 1991 to December 31, 1999, the Company and its predecessor entity incurred a cumulative net loss of approximately $20,105,368. The Company will be required to engage in continuing research, testing and development activities which, together with projected working capital needs, are expected to result in operating losses, which may be substantial, for the foreseeable future. There can be no assurance that the Company's research and development activities will be successful, that the COD Test will prove effective in clinical trials of that it will be granted regulatory approval or will become commercially viable or successfully marketed or that the Company will ever achieve significant revenues from operations. The Company's operations are subject to numerous risks associated with its industry, including gaining access to markets in an industry characterized by numerous large, well-established and well-capitalized competitors and by exhaustive regulatory scrutiny. In addition, the Company may encounter unanticipated problems, including development, regulatory, manufacturing and/or marketing difficulties, some of which may be beyond the Company's ability to resolve. In light of the Company's history of operating losses, the nature of the industry in which it operates and the uncertainty surrounding the Company's ability to successfully develop and market the COD Test, there can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

THE COMPANY IS INSOLVENT.

The Company presently is insolvent and unable to pay its debts as they become due. As of December 31, 1999, the Company had outstanding indebtedness of approximately $4,318,888, of which approximately $1,312,348 is accrued payroll owed to present officers and directors of the Company. $1,955 is owed to Biofund, Inc. ("Biofund") a Delaware corporation the shareholders of which are all shareholders of the Company. $750,000 is owed to Bank of Millbrook. $1,250,521 is owed to various individuals who are shareholders of the Company. The remaining balance of approximately $1,004,064 is owed to trade creditors and professionals which have provided legal services to the Company. The Company has reached standstill agreements with various of its creditors pursuant to which such creditors have agreed to defer payment of the amounts owed them under certain circumstances. In the event the Company is unable to honor its agreements with such creditors or if other creditors of the Company do not forbear payment of the amounts owed them, the Company may be forced to seek protection under the United States Bankruptcy Code, to cease operations or both. In either event, such action would have a material adverse affect on the Company's business and operations.

OUR ACCOUNTANTS HAVE ISSUED A GOING CONCERN PARAGRAPH IN THEIR REPORT.

The Company and its predecessor have incurred continuing operating losses since 1987. The Company's management has included a footnote in the Company's Financial Statements for the period ended December 31, 1997 and the Company's independent auditor has included a paragraph in its Independent Auditor's Report calling attention to such footnote and to the uncertainty surrounding the Company's ability to continue as a going concern. There is no assurance that the Company will be able to continue as a going concern. See, Note 1 to the Company's Financial Statements included in this Annual Report on Form 10-KSB.

WE ARE DEPENDENT UPON THIRD PARTIES FOR FURTHER DEVELOPMENT, MANUFACTURING AND MARKETING OF OUR PRODUCTS.

The Company's plan of operation and prospects will be largely dependent upon the Company's ability to successfully develop the COD Test and enter into a suitable arrangement with a strategic partner such as a major pharmaceutical firm, for the necessary regulatory approvals of the COD Test. There can be no assurance that the Company will successfully develop the COD Test, or that, if developed, the Company will be able to enter into a suitable arrangement with a strategic partner, that such strategic partner will be able to obtain the necessary regulatory approvals or that the COD Test will be accepted by the medical community and be commercially viable. The Company's business plan also anticipates that the Company will rely on third parties to manufacture the COD Test in accordance with Current Good Manufacturing Practices Regulations as prescribed by the FDA and to market the COD Test. The Company does not anticipate having the resources to manufacture and market the COD Test on its own. The dependence upon third parties to manufacture and market the COD Test may adversely affect the operating results by foregoing the revenues associated with the manufacture and direct sale of the COD Test as well as the Company's ability to deliver products on a timely and competitive basis. In general, although the Company will seek to provide sufficient economic motivation to parties with which it intends to establish strategic relationships to perform their contractual obligations, because the COD Test is expected to be a small portion of such third party's product line, the amount and timing of resources devoted to the Company's products may be controlled to a significant extent by such third parties. Further, there can be no assurance that the Company will be able to enter into or maintain satisfactory third-party manufacturing and marketing arrangements for the COD Test or, if entered into, that any such arrangements will prove profitable to the Company.

OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION.

The Company's products will be subject to regulation by the federal Food and Drug Administration ("FDA") and comparable agencies in other countries. The regulatory process, including required pre-clinical and clinical testing, differs for each product but generally is lengthy and expensive. The Company does not have the ability at present to make a submission to the FDA for approval of its products and anticipates that a strategic partner will make the actual submission of the COD Test to the FDA for approval. There can be no assurance, however, that the Company will locate a suitable strategic partner, or that either a strategic partner or the Company, on its own, will be successful in obtaining FDA approval for the COD Test. Further, failure to comply with applicable regulations after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions on the part of the person prosecuting such application, whether such person be the Company or a strategic partner. In addition, existing governmental regulation or policies may be changed or additional government regulation may be applied that could prevent or delay approval of the COD Test. Even if regulatory approval is granted, the COD Test may be subject to continued review, and later discovery of previously unknown problems may result in restrictions on the COD Test or its manufacturer, including withdrawal of the product from the market. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations which could have a material adverse affect on the Company's business. The likelihood of adverse governmental regulation which may arise from future legislative or administrative action, either in the United States of elsewhere, cannot be determined.

OUR TECHNOLOGY HAS NOT BEEN COMMERCIALLY PROVEN.

The Company's products are based on specific monoclonal antibody ("mAb") technology which has been biostatistically proven using proprietary IgM antibodies, but which now requires additional development and testing using proprietary IgG antibodies before any such products can be deemed clinically viable. While the Company has evaluated a number of mAb's and believes that such evaluations show significant promise of viability, there can be no assurance that the mAb technology will prove to be viable or that this technology will ultimately be successfully developed or prove to have any commercially viable applications.

WE ARE SUBJECT TO INTENSE COMPETITION FROM OTHER COMPANIES AND INSTITUTIONS.

The biopharmaceutical industry is characterized by intense competition and rapid technological change. There are many competitors in the industry, both in the United States and abroad including many large, well established and well capitalized pharmaceutical companies, universities and institutes. In addition, many companies and universities are engaged in development of, and companies may offer products which are competitive with the COD Test. The Company is aware that many companies have unsuccessfully attempted to develop and market an in-vitro blood test for cancer monitoring. The Company is aware of research activities aimed at developing an in- vitro blood test that will be an improvement over existing products in the monitoring of carcinomas and of research and development activities for in-vitro blood tests to detect cancer. The COD Test is designed to be used as a confirmatory test in the diagnosis of carcinomas, and would be competing with other tests. Most potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than the Company. Although the Company does not intend itself to compete directly in this market, but rather to seek to enter into a strategic relationship with an established manufacturer, the proposed products are likely to face intense competition in the marketplace.

The first uses for the COD Test are expected to be a confirmatory test for prostate and breast cancers. The principal diagnostic aid for prostate cancer is PSA. The present predictive value of PSA is approximately 25% of patients tested. When coupled with a digital rectal examination, predictability increases to approximately 49% and has a 77% false positive level. Mammograms have a 66% false positive level. Further, PSA is unable to distinguish between benign prostate hyperplasia (" BPH"), and non-cancerous swelling of the prostate, and prostate cancer. PSA is widely used by the medical community. While preliminary data suggest that the COD Test is more effective than both PSA and mammograms, there can be no assurance that such data will be confirmed in clinical trials or that the COD Test will prove more effective than either of such other tests in practical application or that the COD Test will be accepted by the medical community.

WE ARE DEPENDENT UPON A LIMITED PRODUCT LINE WHICH MAY EFFECT OUR FUTURE GROWTH.

The Company's current efforts are focused primarily on the development of the COD Test. Because of its financial condition, the Company has not pursued research and development of its in-vivo imaging agent or a therapeutic vaccine. To the extent funds are available, the Company will continue research and development of an in-vivo imaging agent and therapeutic vaccine. Accordingly, the Company's near-term prospects will be largely dependent upon the success of COD Test and on subsequent FDA approval and successful marketing of the COD Test. The Company's business could be adversely affected by the development of a competing product or the failure of COD Test to be accepted by the medical community. While the Company intends to seek additional financial and clinical assistance from strategic partners in the pharmaceutical industry, there can be no assurance that any such arrangements will be made. If no such arrangements are made, the Company may have to modify its proposed plan of operations or reduce certain activities.

BECAUSE OF OUR FINANCIAL CONDITION, WE MAY NOT BE ABLE TO CONTINUE FUTURE RESEARCH.

Because of the Company's financial condition, the Company has been unable to pursue the development of the COD Test as rapidly as the Company believes possible. Further, such financial condition has prevented the Company from pursuing research and development of the in- vivo imaging agent. Recently, the Company has been able to begin preliminary research on the development of a therapeutic vaccine. The Company is aware of research and development efforts for both in-vivo imaging agents and therapeutic vaccines by various competitors, including pharmaceutical firms and universities. There can be no assurance that the delays in research and development experienced by the Company have not permitted competitors to advance development of competing products. Any such advancements may render the Company's technology obsolete or noncompetitive. Further, the Company's competitors may also succeed in developing technologies or adapting existing technologies to products that are more effective or more commercially acceptable than any which may be developed by the Company. Such delays in research and development may permit the Company's competitors to succeed in obtaining cost advantages, patent protection or other advantages which could render the Company's technology noncompetitive.

WE MAY NOT BE SUCCESSFUL IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS AND LICENSES TO PATENTS.

The Company owns one United States patent for its Human Carcinogen Antigen ("HCA") and has a number of pending applications for foreign patents thereon. In addition, the Company has patent applications pending in the United States on HCA antibodies and anti-idiotypic antibodies to an epiglycanin epitope. The patent application process can take several years and may entail considerable expense without any assurance that a significant, or any, patent will issue. The failure to obtain patent protection on the pending applications for the technology underlying the Company's proposed products may materially adversely affect its competitive position and business prospects. Further, even though a patent has been obtained and other patents may be obtained, there can be no assurance that any such patents will provide the Company with any competitive advantage, that others will not design around any such patent or that any such patent will not be challenged by a third party. It is also possible that the technology developed by the Company may infringe patents or other rights owned by others, licenses to which may not be available to the Company.

OUR PRODUCT DEVELOPMENT IS DEPENDENT UPON OTHERS, THE LOSS OF WHOSE SERVICES WOULD IMPAIR OUR PRODUCT DEVELOPMENT.

 The Company is materially dependent upon the continued efforts of such third parties to perform research, development, clinical testing and evaluation of the Company's proposed products, particularly Vacold, LLC, which conducts most of the Company's present research on its IgG antibodies. Pursuant to its agreement with Vacold, LLC, the Company has a month to month contract to develop its in-vitro technology at a cost of $50,000 per month. Should the Company be unable to pay the monthly fee, Vacold, LLC will curtail the use of its facilities and personnel. The loss of Vacold, LLC's facilities and personnel could have a material adverse affect on the Company's ability to develop the COD Test. The Company continues to rely on the research and collaboration of third parties, including Vacold, LLC and physicians associated with major hospitals such as Duke University Hospital, Boston University Hospital and Columbia Presbyterian Hospital and is materially dependent upon the continued efforts of such third parties to perform research, development, clinical testing and evaluation of the Company's proposed products. The loss of a significant research relationship would have a material adverse affect on the Company's ability to continue the research and development of the Company's products. The Company also relies on its scientific advisors. The scientific advisors are generally employed on a full-time basis by universities and hospitals and devote only a portion of their time to the Company's affairs, and some have consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company. The loss of any of such persons or companies may have a material adverse effect on the Company's operations if any of such persons or companies were not replaced quickly. There is no assurance that the Company would be able to arrange for a prompt replacement or that replacements would be available on terms affordable by the Company. To the extent that third parties or the Company's scientific advisors apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information.

Further, any inventions discovered by such persons as part of their regular employment by others are not likely to become property of the Company.

The Company has disclosed some or all of the proprietary information relating to the COD Test and its other potential products to its consultants and advisors and has obtained written confidentiality agreements from each of such persons, but if any of such agreements are breached, there can be no assurance that the Company would be successful in preventing the improper us of such proprietary information.

OUR TECHNOLOGY IS PLEDGED AS SECURITY FOR OUR DEBTS TO OFFICERS, DIRECTORS AND SHAREHOLDERS.

The Company's intellectual property, including its current patent and patent applications, are subject to security interests in favor of Donald C. Fresne, the Company's Chairman, President and Chief Executive Officer and Biofund, Inc., of which Mr. Fresne and several other shareholders of the Company hold a majority of the shares. Such security interests are intended to secure payment to Mr. Fresne of all sums owed to him by the Company, including accrued but unpaid salaries, and to secure the sum of $800,000, plus interest, owed to Biofund, Inc. While neither Mr. Fresne nor Biofund, Inc. has expressed a present intention of foreclosing on their respective security interests, there can be no assurance that future circumstances may not cause them to so foreclose. If either of such parties were to foreclose on their security interest, such action would materially impair the Company's ability to continue operations.

OUR DEPENDENCY ON A LIMITED NUMBER OF SUPPLIERS MAY ADVERSELY EFFECT OUR ABILITY TO COMPLETE CLINICAL TRIALS AND MARKET OUR PRODUCTS.

The Company currently relies on certain collaborating physicians to provide substantially all of the human serum samples required to conduct clinical trials on the COD Test at minimal cost. Numerous serum samples from the same patient over a period of time are required in order to evaluate the efficacy of the COD Test. Were the Company to attempt to obtain such samples from non-collaborating sources, whether by choice or because a collaborating physician ceases to collaborate with the Company, the costs of obtaining such samples could be significant and could substantially reduce the Company's access to such samples. Any interruption in the supply of serum samples or an increase in the costs of such samples would have a material adverse affect on the development of the COD Test.

WE ARE DEPENDENT UPON CERTAIN KEY PERSONNEL AND WILL NEED ADDITIONAL PERSONNEL IN THE FUTURE.

The Company presently has two full-time and one part-time employees. The Company's business plan contemplates that the Company will outsource all significant operations. The success of the Company will be dependent on the personal efforts of Donald C. Fresne, its President and Chief Executive Officer, who is also a principal stockholder of the Company, to arrange for such outsourcing on terms advantageous to the Company. Mr. Fresne devotes substantially all of his time to the Company and intends to continue to so do. In the event the Company is successful in arranging for a strategic partnership with a major pharmaceutical firm, the Company intends to hire a President and Chief Operating Officer with significant industry experience. Until the Company is able to hire a President and Chief Operating Officer, the loss of the services of Mr. Fresne could have a material adverse affect on the Company's prospects. The success of the Company is also dependent upon its ability to retain qualified third-party research and clinical personnel. While the Company has been able to arrange for the retention of qualified third-party research and clinical personnel to date, there can be no assurance that it will be able to continue to do so. Any inability to attract and retain such qualified personnel would have a material adverse affect on the Company.

OUR PRODUCTS, FF APPROVED, MAY NOT BE COMMERCIALLY VIABLE DUE TO HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT LIMITATIONS.

The Company's ability to commercialize the COD Test may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors increasingly are challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. In addition, current policies regarding cost reimbursement could change, reducing or eliminating reimbursement for certain procedures and tests and thereby adversely affect the Company's ability to market the COD Test. Also, such third-party payors may determine that the COD Test is unnecessary, inappropriate or not cost-effective or otherwise not subject to reimbursement, regardless of any future FDA approval. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby adversely affecting the Company's ability to sell its products profitably. In such event, sales of the COD Test could be adversely affected.

MOST OF OUR STOCK IS HELD BY OUR OFFICERS AND DIRECTORS WHO THEREBY CONTROL THE COMPANY.

As of December 31, 1999, the current officers and directors of the Company beneficially owned, in the aggregate, approximately 46.67% of the outstanding shares of Common Stock. In addition, by virtue of his ownership of 300,000 shares of the Company's Series A Preferred Stock, Mr. Fresne controls over 50% of the voting power of the Company's capital stock. Accordingly, Mr. Fresne, acting individually, and all such persons, acting together, will be in a position to control the Company, elect all of the Company's directors, cause an increase in the authorized capital or the dissolution, merger or sale of the assets of the Company, and generally to direct the affairs of the Company. In addition, the Board of Directors has authority to issue additional shares of preferred stock having such rights, preferences and privileges as the Board may determine. Any such issuance of preferred stock could, under certain circumstances, have the effect of further delaying or preventing a change in control of the Company and may adversely affect the rights of holders of Common Stock. Statutory law also imposes limitations on certain business combinations.

WE HAVE NOT, AND DO NOT EXPECT, TO PAY DIVIDENDS ON OUR STOCK.

To date, the Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay dividends on the Common Stock in the foreseeable future.

THERE PRESENTLY IS NO TRADING MARKET FOR OUR SHARES OF COMMON STOCK.

Trading in the Company's shares of Common Stock was halted on the American Stock Exchange in September 24, 1994 and the Company was delisted from such Exchange in January 1995. Since September 24, 1999, there has been no market for the shares of the Company's Common Stock. There can be no assurance that a trading market for the Company's shares of Common Stock will develop in the future.

THERE ARE LIMITATIONS ON THE LIABILITY OF OUR OFFICERS AND DIRECTORS.

The Company's Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware Law, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. As a result of such provisions in the Certificate of Incorporation, stockholders may be unable to recover damages against the directors of the Company for actions taken by them which constitute negligence, gross negligence or a violation of certain of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and may discourage or deter stockholders from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

THE ISSUANCE OF SUBSTANTIAL SHARES OF OUR COMMON STOCK MAY HAVE A NEGATIVE EFFECT ON FUTURE STOCK PRICES.

In the event that a trading market is established for the Company's Common Stock, sales of substantial amounts of Common Stock in such market could have an adverse affect on the price of the Common Stock. Presently, the Company has outstanding options to purchase 69,091 shares of Common Stock and warrants outstanding to purchase an additional 1,405,436 shares of Common Stock. In addition, the Company is obligated, under certain conditions, it issue 848,371 shares of Common Stock. Of such warrants and options, under certain conditions stockholders of the Company owning an aggregate of approximately 917,252 warrants and 55,405 options are entitled to participate in future Company registrations. Further, Richard E. Kent, the company's Vice Chairman and Secretary and holder of such 55,405 options, is entitled to demand registration of the shares underlying such options.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE REDUCED OR DISCONTINUED DUE TO DIFFICULTIES OR DELAYS IN CLINICAL TRIALS.

We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties, during the product development, approval and commercialization process. Our product candidates may take longer than anticipated to progress through clinical trials or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Delays in patient enrollment will result in increased costs and further delays. If we experience any such difficulties or delays, we may have to reduce or discontinue our development, commercialization and clinical testing of some or all of our products.

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

The COD Test
------------
The Company has completed the basic development of an in-vitro blood test (outside the body), a diagnostic blood test for cancer (the COD Test) that uses the Company's technology. The COD Test will be used to monitor breast cancer, as a confirmatory test for prostate cancer, and as a confirmatory test for breast cancer. HCA is found in large quantities on the cell surface of nearly all carcinomas, and is generally absent in healthy cells. The Company is presently planning to develop a confirmatory blood test for colorectal, ovarian, and lung cancers.

A four-year clinical study at The Massachusetts General Hospital on 100 breast cancer patients using an IgM antibody has been completed. During this study period, the Company has raised new IgG antibodies that are to be used in a more sensitive (sandwich) assay. The serum samples will be re-run using the new assay to determine the predictive and the monitoring values of the technology.

Prostate Cancer
---------------
A clinical study on 433 patients in collaboration with a major biopharmaceutical company has been completed. This study has demonstrated the ability of this assay to distinguish between BPH (benign prostatic hyperplasia) and cancer. The results of such study indicate that the COD Test yields more accurate results then the tests currently being used.

This study employed the use of IgM antibodies. The industry prefers IgG antibodies because they are 20% of the size of IgM, have much shorter reactive time, better sensitivity and specificity. The Company has successfully raised new IgG antibodies, is currently involved in demonstrating the efficacy of these new antibodies to several biopharmaceutical companies, and is seeking strategic alliances to manufacture and market this product on an exclusive worldwide basis. Management believes the COD Test can save the health care industry approximately one billion dollars per year, by eliminating unnecessary follow-up procedures, i.e., biopsies, sonograms, and doctor consultations.

The Company anticipates that its strategic partner, once in place, will assume the responsibility for regulatory approvals in the United States, Europe, and Japan, and will conduct the necessary clinical trials required to seek approval for use of the COD assay as a confirmatory test for prostate cancer.

Other Cancers
-------------
In order for the COD Test to be commercially acceptable to potential users such as hospitals and clinical laboratories, at a minimum it must be functionally comparable to antigen-based blood tests currently used to monitor at least one major category of carcinoma. Company data indicate that with advanced breast cancer patients, the COD Test picks up abnormals (cancers) better than current bio-markers used to monitor breast cancer patients. Company data further indicate that the COD Test can predict a recurrence in some cases up to eight months before a physician can clinically make that determination. The Company believes that the COD Test may be superior to other antigen-based blood tests for breast, prostate, ovarian, and colon cancer. The Company expects that the COD Test should reduce the need for subsequent imaging and biopsy procedures. At this time, any conclusion as to whether the COD Test is superior or comparable to other tests is dependent upon the results of prospective clinical trials.

The Company continues to seek funding for immediate development of new assays, i.e., a screen for ovarian cancer, a specific test for colorectal cancer, a confirmatory test or screen for breast cancer, and a test for lung cancer. Each new assay will allow the Company to negotiate an additional license agreement.

In-Vivo Imaging Agent
---------------------
The Company also has a program to develop an in-vivo (inside the body) imaging agent designed to assist in the diagnosis and staging (i.e., determining whether cancer has spread to other organs) of carcinoma patients. The in-vivo imaging agent consists of one of the Company's proprietary monoclonal antibodies linked with a radioactive label. When this compound is injected into a patient, it finds the carcinoma and marks it. Then, through the use of a scintillation camera, the radioactive label should be detectable and displayable on a computer screen or hard copy similar to an X-ray confirming the diagnosis and location of the carcinoma, indicating whether the tumor has metastasized, shows the location of the metastases, and to be used as a post-operative check to determine whether all cancer has been removed.

The FDA regulates in-vivo imaging agents as biologicals which require full clinical testing. An Investigational New Drug ("IND") application is required before clinical trials can begin. Several of the components of this lengthy document have been completed. This includes a cGMP manufacturing run with full documentation and quality control viral testing for the monoclonal antibodies which will be injected into the patients. Animal toxicology testing has demonstrated that this is a safe product.

To help expedite the clinical trials of the in-vivo imaging agent, the Company will combine the first two phases (safety and dosimetry). The Company expects that the Phase I/II human clinical trials will be conducted at the Columbia Presbyterian Medical Center under the direction of a team including Dr. Philip Alderson, Chairman of the Department of Radiology, Dr. Martin Oster, Associate Professor of Clinical Medicine and a Specialist in Oncology, Dr. Rashid Fawwaz, Professor of Radiology, and Dr. Ronald VanHeertum, Professor of Clinical Radiology. All are members of the Company's Scientific Advisory Board.

The Company does not have resources to complete the IND, test, manufacture and market the in- vivo imaging agent and will seek to raise equity capital and to enter into arrangements with third parties to fund the extensive clinical trials required by the regulatory process in return for marketing rights to the product.

Therapeutic Vaccine
-------------------
The Company has developed a series of monoclonal antibodies for use as a therapeutic vaccine to treat a broad range of human carcinomas, including breast, lung, colon and prostate cancers. The objective of this vaccine is to stimulate the body's immune system to attack carcinomas. If successful, the vaccine would create an immune response through the elicitation of antibodies that recognize HCA. The Company will initially rely on a contract manufacturer for the production of the vaccine and will seek out a strategic partner to conduct the clinical trials and other aspects of the regulatory process in return for the marketing rights to the vaccine.

Preliminary tests on mice have shown that when vaccinated with the Company's anti-idiotypic monoclonal antibody and subsequently challenged with malignant tumors, the mice have lived a normal life. Mice which had not been vaccinated and so challenged died within two weeks.

Results of in-vitro tests have also shown that our antibodies kill cancer cells and do not kill normal cells, indicating that our antibodies hold great promise as a therapeutic.

In 1997, the Company entered into a contract with Dr. Carl Olsson, Professor and Chairman of the Department of Urology of Columbia Presbyterian Hospital, to develop the therapeutic vaccine.

The initial application for the vaccine would be to use it as a "cleanup tool" subsequent to the removal of a carcinoma, the thesis being that the vaccine will kill the circulating cancer cells that cause the recurrence of a malignant tumor without side effects to the patient. Enough biostatistical data are available from patients who have had carcinomas removed at various stages and who have had recurrences two to three years following their operation to establish the effectiveness of the vaccine within three years from commencement of this study. As soon as funding permits, the Company expects to begin development of this vaccine. The Company also expects development to be completed at Columbia Presbyterian Hospital.

Impact of Regulation
--------------------
Marketing the Company's products will be subject to prior regulatory clearance for approval by the FDA and comparable agencies or other informal procedures of foreign countries, none of which has been obtained. The regulatory process in the United States and abroad, including the required pre-clinical testing for the in-vivo imaging agent and therapeutic vaccine, differs for each product but is generally lengthy and expensive. The strategic partner will be required to demonstrate that it can manufacture these products in a reproducible manner, that the products are safe in animal models and that there is a basis for believing that they may be effective in humans prior to the start of clinical trials. For products which require full clinical testing, trials are arranged to evaluate the product's pharmacological actions and possible side effects (Phase
I). If acceptable product safety is demonstrated, the product is then tested for effectiveness in a controlled study using a relatively small number of patients (Phase II). If Phase II is successfully completed, the product is then subject to expanded, controlled and uncontrolled, trials intended to gather additional information regarding the product's safety and effectiveness. Only after the clinical trials are successfully completed may the Company apply to the FDA for approval to market a product in the United States.

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

Employees and Consultants
-------------------------
Epigen relies on contract laboratories and academia for research and development effort. As of March 15, 1999, the Company had two full-time and two part-time employees.

The Company has a Scientific Advisory Board, currently consisting of fourteen individuals having extensive collective experience in the fields of organic chemistry, radiology, pathology, molecular genetics, oncology, nuclear medicine, microbiology, immunology and biostatistics to review and evaluate the Company's research programs, advise the Company with respect to evolving technology and recommend personnel to the Company. The Company also retains consultants to supervise and implement its scientific programs.

Research and Development
------------------------
The total dollar amount spent during 1999 and 1998 on research by the Company was $506,580 and $242,506, respectively.

Customers
---------
The Company is still in the development stage, will not have customers until a license agreement is obtained with a strategic partner, and no material part of the business of the Company is dependent upon a single customer or a very few customers.

Raw Materials
-------------
The raw materials for the Company's proposed products consist of standard chemicals, specifically created murine monoclonal antibodies and specifically created epiglycanin (a murine antigen).

Intellectual Property Rights
----------------------------
The Company owns the worldwide rights to all of the mAb and HCA technology developed at BBRI, in return for the payment to BBRI of a 3% royalty on net sales, pursuant to an agreement with BBRI (the "BBRI Agreement"). These royalties extend for the life of any patent which issues or 10 years after the first commercial introduction in a country of a product covered by the agreement, whichever is later. If a patent issues as a result of the research being done at the University of Oslo, the Company is obligated to pay 1% royalty to the University of Oslo on net sales for therapeutic products covered by the patent. The Company will own the rights to all patents resulting from Company sponsored research conducted at the University of Oslo and at BBRI.

Effective June 1, 1993, the Company entered into an agreement with MGH to reacquire exclusive United States rights (subject to the achievement of certain objectives) to certain hybridoma cell lines and mAb's that may be used in connection with the COD Test, in-vivo imaging agent or therapeutic vaccine. The agreement, as amended on June 1, 1995, provides for royalty payments to MGH or 5% for sales of products using such monoclonal antibodies in the United States during the life of the patent and 2% outside the United States (where there is no patent protection) for eight years following the first commercial sale. Pursuant to the BBRI Agreement, in the event royalties are payable to MGH, the royalty payable to BBRI will be reduced so that the total royalties payable to BBRI and MGH do not exceed 6%.

On January 30, 1997, Biotag, Inc.  ("Biotag"),  a company wholly owned by Donald
C. Fresne, entered into a Licensing Agreement with NKI ("Netherlands Cancer Institute") to develop an IgG antibody specific to the HCA antigen and sequence the antigen pursuant to which Biotag will receive exclusive life of patent (or if no patent is issued, 20 year) licenses to all products resulting from NKI's research. The Company has entered into a Research Support Agreement with Biotag dated as of October 31, 1997, pursuant to which the Company will receive a perpetual, worldwide exclusive sublicense to market any products resulting from the work of NKI. The Company was obligated to pay an aggregate of $113,750 to support the research conducted by NKI on the IgG antibody and to pay to NKI a royalty equal to three percent (3%) of the net selling price of any such products using the HCA antigen. In 1999 and 1998, $25,000 and $60,000 was paid by the Company in connection with such research. Pursuant to an addendum to such Agreement, dated November 16, 1998, Biotag and NKI agreed to extend the term of such Agreement until February 1, 2000 and Biotag agreed to pay NKI an additional $65,000 during such extension. To date, the amount of accrued but unpaid fees owed by Biotag to NKI is $93,750.

On March 31, 1999, Epigen entered into a research and development agreement with Vacold, LLC to raise and demonstrate IgG antibodies specific to the HCA antigen for which they received 433,705 shares of Common Stock for work then completed and are entitled to a monthly contract fee and a 3% royalty on net sales of products incorporating the use of IgG antibodies raised by Vacold, LLC.

In February 1994, a continuation-in-part was filed in the United States, and corresponding patent applications were also filed in certain foreign countries, covering HCA, HCA antigens, HCA immunoassay and methods of imaging and therapy. The COD Test, in-vivo imaging agent and therapeutic vaccine are all covered under these patent filings. On October 20, 1995 a Notice of Allowance was received for a patent covering the COD Test, specifically an assay to determine the presence of human carcinoma antigen (HCA) in a biological sample. On September 15, 1998, the patent was issued for the HCA antigen.

Environmental Compliance
------------------------
The effect of environmental compliance on the Company's operations is not significant.


ITEM 2.     PROPERTIES

The Company occupies an aggregate of approximately 2,000 square feet of rental space in Millbrook, New York. Such space is leased from Donald C. Fresne. The Company leased this space on a month-to-month basis prior to May 1, 1991, and, effective on that date, entered into a three-year lease agreement paying rent equal to the real estate taxes, insurance and utilities allocable thereto. The Company paid $23,453 in rent under the lease in 1994 and $15,820 in rent in 1995. On April 14, 1994, Mr. Fresne agreed effective immediately to terminate the lease. Further, Mr. Fresne agreed to waive all sums accrued and unpaid by the Company under this lease from and after October 1, 1994 through April 14, 1995. On June 1, 1995, the Company agreed to reinstate this lease under the same terms and conditions as the previous lease, and the Company paid $33,000, $36,000, and $41,500 in rent under the lease in each of 1997, 1998, and 1999 respectively. The Company believes that the terms of the lease are at least as favorable as could have been obtained from a non-affiliated lessor.


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, nor is any of the Company's property subject to any such pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fiscal year covered by this report.

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

Sales of Unregistered Securities
--------------------------------
The following is a summary of transactions by the Company during the year ended December 31, 1999 involving issuances and sales of the Company's securities that were not registered under the Act.

On or about January 19, 1999, the Company issued to two collaborating physicians an aggregate of 20,000 shares of its Common Stock in consideration of services performed in connection with the generation of new antibodies.

In March 1999 the Company issued an aggregate of 210,000 shares of its Common Stock, including 50,000 shares to W. James Tozer, Jr., together with its Series F and Series G Warrants, for an aggregate consideration of $185,000. Each purchaser received one Series F Warrant and Series G Warrant, each entitling such purchaser to acquire a number of shares of Common Stock equal to the number of shares purchased with such purchaser's investment. Each of such Warrants is exercisable through March 31, 2004. The Series F Warrant are exercisable at $1.50 per share and the Series G Warrant are exercisable at $2.00 per share. A such time the Company issued 75.000 shares of its Common Stock to an unaffiliated entity in exchange for the cancellation of $75,000 in debt owed by the Company to such entity and 10,000 shares to a collaborating researcher in recognition of contributions to the Company's research program.

In July 1999, the Company issued to Donald C. Fresne and W. James Tozer, Jr., respectively, 300,000 and 50,000 shares of its Series A Preferred Stock. The shares of such stock issued to Mr. Fresne were in consideration of the cancellation of $300,000 of indebtedness owed to him by the Company. The shares of such stock issued to Mr. Tozer were in consideration of the sum of $50,000 in cash.

In September 1999, the Company issued 433,705 shares of its Common Stock to Vacold, LLC pursuant to the terms of a research agreement between Vacold, LLC and Biotag, Inc., of which

Mr. Fresne is the sole shareholder, and 21,685 to the person who introduced Vacold, LLC to the Company in consideration of such services. The Company also issued 3,000 shares of its Common Stock to the Company's former accountant in partial settlement of unpaid fees owed to such person. The Company also issued 25,000 shares of its Common Stock to each of Messrs Kent and Schroder as stock bonuses. The Company also issued 100,000 shares of its Common Stock each to Richard D. Field and Lionel Goldfrank, III at a price of $1.00 per share, plus its Series H Warrants for 100,000 shares of Common Stock each. Such Warrants are exercisable at $3.00 per shares through June 30, 2004 and contain piggy back registration rights.

In November 1999, the Company issued to a collaborating hospital 560 shares of its Common Stock in consideration of such hospital's cancellation of $1,680 of debt owed by the Company thereto, at the rate of $3.00 per share.

The issuance of the securities of the Company in each of the above transactions was deemed to be exempt from registration under the Act by virtue of Section 4(2) thereof, as a transaction not involving a public offering. The recipients of such securities either received adequate information about the Company or had access, through employment of other relationships with the Company, to such information.


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

The Company believes that it has produced enough data indicating that the COD Test can be used as a confirmatory test for prostate cancer to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development and conduct prospective clinical trials on new products. It has never been part of the Company's strategy to market any of its products. The Company's plan has been to enlist a strategic partner to complete development , clinical trials, marketing and manufacturing of the Company's products. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with a major biopharmaceutical company provided, inter alia, that the biopharmaceutical company will be responsible for obtaining all regulatory approvals in all the countries in which our product is to be sold. We anticipate that our partner will manufacture, market, and have the right to sublicense the technology. No assurances can be made that the Company will be successful in negotiating such a license agreement.

The Company continues to pursue its business plan to the extent resources permit.

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The Company believes that the results demonstrate the viability of the COD Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

              Parameter        HCA                        PSA
              ---------        ---                        ---
              Sensitivity      96.4% (94%, 99%)           81.5%
              Specificity      92.2% (89%, 96%)           51.6%
              PPV(1)           90.9% (87%,95%)            57.5%
              NPV(2)           97% (95%, 99%)             77.6%

(1) Positive Predictive Value
(2) Negative Predictive Value

Sensitivity is a measure of true positive or false negative. If there are 100 lesions and a test identifies 80 of these, the sensitivity is 80%. True (+) 80, false negative (20).

Specificity is a measure of true negative or false positive. If there are 100 patients with no lesions and a test identifies 20 lesions, the specificity is 80%. True (-) 80, false (+) 20.

The study was done using IgM antibodies. Because of their smaller size and faster reactivity, the industry prefers IgG antibodies. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. The Company is now engaged in discussions with several major biopharmaceutical companies that should lead to a license agreement.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the COD Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. Mammograms have a 66% false positive rate. The COD Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the COD Test should be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, this Test will obviate the need for unnecessary sonograms and biopsies, and reduce stress experienced by patients who have false positives.

The Company has formed a collaboration with two thoracic surgeons at a New York hospital to help develop a test for lung cancer. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaboration will determine to a significant extent the Company's ability to promote potential strategic alliances for this test.

The Company does not anticipate using any significant funds for work on its other products over the next 12 months. Research on its therapeutic vaccine at Columbia Presbyterian Hospital under the auspices of Dr. Carl Olsson is on hold until funding is available. Work on the Company's in- vivo imaging agent is being delayed until sufficient funds are available to continue such work.


ITEM 7.     FINANCIAL STATEMENTS

The information required by Item 7 is shown in the Financial Statements and Notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To Epigen, Inc.:

We have audited the accompanying balance sheets of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and stockholders' equity and cash flows for the two years then ended and for the period from inception (January 28, 1987) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1987, and the Company's financial statements for the years ended December 31, 1990 through 1997. Such statements are included in the cumulative from inception to December 31, 1999. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1997, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 1999 and 1998, and the results of its operation and its cash flows for the two years then ended and from the period to inception (January 28, 1987) to December 31, 1999, in conformity with generally accepted accounting principles.

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

Poughkeepsie, NY
February 25, 2000

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

                                       Paul C. Roberts
                                       Certified Public Accountant
May 17, 1998

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                   December 31,    December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ....................   $    521,766    $     24,215
                                                   ------------    ------------
     Total current assets ......................        521,766          24,215

Office equipment, net of accumulated
 depreciation of $49,272 in 1999 and
 $41,043 in 1998 ...............................         20,866          28,022
                                                   ------------    ------------
                                                   $    542,632    $     52,237
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable demand ...........................   $    120,805    $    145,805
 Notes payable - 25% interest ..................        200,000         200,000
 Notes payable - prime plus 5% .................        250,000         250,000
 Accrued interest-notes payable ................        245,163         150,697
 Accrued direct research and development
  costs ........................................        597,685         430,973
 Accrued professional fees .....................        316,534         357,535
 Accrued payroll ...............................      1,312,348       1,173,520
 Other accrued expenses ........................        526,353         368,749
                                                   ------------    ------------
     Total current liabilities .................      3,568,888       3,077,279
                                                   ------------    ------------
Long Term Liabilities:
 Note payable - Long term ......................        750,000            --
                                                   ------------    ------------
     Total liabilities .........................      4,318,888       3,077,279
                                                   ------------    ------------


STOCKHOLDERS' EQUITY:
 Preferred stock - Class A
 $ .001 par value - Authorized 1,500,000
 shares, Issued and outstanding -
 350,000 and -0- shares
 at December 31, 1999 and 1998 respectivly .....            350            --
 Common stock $.001 par value - Authorized
 50,000,000 shares, Issued and outstanding -
 5,810,875 and 4,786,925 shares
 at December 31, 1999 and 1998 respectively ....          5,811           4,787
 Additional paid-in capital ....................     16,323,298      15,484,456
 Deficit accumulated during development
  stage ........................................    (20,105,368)    (18,513,938)
 Less 5 shares of common stock held in
  treasury, at cost ............................           (347)           (347)
                                                   ------------    ------------
     Total stockholders' equity ................     (3,776,256)     (3,025,042)
                                                   ------------    ------------
                                                   $    542,632    $     52,237
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

                                          EPIGEN, INC.
                                (Formerly COD Associates, L.P.)
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                                                                   Cumulative
                                                                                      from
                                                                                  Inception to
                                            Years Ended December 31,              December 31,

                                      1997            1998            1999            1999
                                  ------------    ------------    ------------    ------------
Revenues:
 Contract research ............   $       --      $       --      $      5,000    $      5,000
 Licensing fees ...............           --             1,600            --             1,600
 Management fee income ........           --              --             3,072           3,072
 Interest income ..............          3,713            --              --           219,711
                                  ------------    ------------    ------------    ------------
                                         3,713           1,600           8,072         229,383
                                  ------------    ------------    ------------    ------------

Operating Costs & Expenses:
 Direct research and
  development .................        542,992         242,506         506,580       7,997,553
 General and administrative ...        760,855         946,943         843,371      10,353,672
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital ......           --              --              --         1,188,893
 Interest expense, net ........        104,889         247,496         249,551         794,633
                                  ------------    ------------    ------------    ------------
     Total operating costs
      and expenses ............      1,408,736       1,436,945       1,599,502      20,334,751
                                  ------------    ------------    ------------    ------------

Net (loss) ....................   $ (1,405,023)   $ (1,435,345)   $ (1,591,430)   $(20,105,368)
                                  ============    ============    ============    ============

Net loss per common share .....   $      (0.92)   $      (0.37)   $      (0.30)
                                  ============    ============    ============

Weighted average
Number of shares of common
 stock outstanding - see note 8      1,504,432       3,919,467       5,258,306
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



                                                  EPIGEN, INC.
                                        (Formerly COD Associates, L.P.)
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                                                                                   Cumulative
                                                                                                      from
                                                                                                  Inception to
                                                                                                  December 31,

                                                      1997            1998            1999            1999
                                                  ------------    ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net loss .....................................   $ (1,405,023)   $ (1,435,345)   $ (1,591,430)   $(20,105,368)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense .......          4,195           5,316           8,229         110,218
  Non-cash expenses paid in equity interest ...         55,641           1,033             535       2,811,413
  Non-cash compensation expense associated
   with the grant of stock options and warrants           --              --              --           427,964
 Debt converted to equity .....................        507,604          58,546         379,681         945,831
 Changes in operating assets and liabilities:
 Increase(decrease) in accrued direct
  research and development costs ..............        (22,323)         25,192         166,712         597,685
 Increase(decrease) in accrued professional
  fees ........................................         46,938          97,953         (41,001)        316,534
 Increase(decrease) in accrued payroll ........         40,691          28,184         138,828       1,312,348
 Increase(decrease) in accrued expenses to
  affiliates, printing charges and other
  expenses ....................................        115,656         212,213         252,070         771,516
                                                  ------------    ------------    ------------    ------------
     Net cash used in operating activities ....       (656,621)     (1,006,908)       (686,376)    (12,811,859)
                                                  ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment .................         (4,904)        (29,135)         (1,073)        (74,133)
 Purchase of treasury stock ...................           --              --              --              (347)
 Decrease(increase) in note receivable from
  an officer/shareholder ......................         31,797          53,931            --              --
 Decrease(increase) in other assets ...........           --              --              --            (3,025)
 Increase in organizational costs .............           --              --              --           (53,925)
                                                  ------------    ------------    ------------    ------------
     Net cash (used in) provided by investing
      activities ..............................         26,893          24,796          (1,073)       (131,430)
                                                  ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock .......        125,000         816,518         410,000       9,557,650
 Decrease(increase) in subscription
  receivable ..................................        100,000            --              --              --
 Capital contributions ........................           --              --              --         2,141,600
 Proceeds from issuance of preferred stock ....         80,000            --            50,000         445,000
 Increase (decrease) in note payable-demand ...           --              --           (25,000)        120,805
 Net increase in note payable - other .........        325,000         125,000         750,000       1,200,000
                                                  ------------    ------------    ------------    ------------
     Net cash provided by financing activities         630,000         941,518       1,185,000      13,465,055
                                                  ------------    ------------    ------------    ------------

Net increase(decrease) in cash and cash
 equivalents ..................................            272         (40,594)        497,551         521,766
Cash and cash equivalents, beginning period ...         64,537          64,809          24,215            --
                                                  ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period ......   $     64,809    $     24,215    $    521,766    $    521,766
                                                  ============    ============    ============    ============

Supplemental Disclosure of Cash Flow
Information:
 Interest paid during the period ..............   $       --      $       --      $        791    $     60,128
 Income taxes paid during the period ..........   $      1,090    $      1,712    $      1,012    $      9,748


                   The accompanying notes are an integral part of these financial statements.

                                                      F-5


                                                    EPIGEN, INC.
                                           (Formerly COD Associates, L.P.)
                                            (A Development Stage Company)
                               STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS EQUITY
                                  FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987)
                                                TO DECEMBER 31, 1999


                                         Preferred       Preferred        Common          Common        Additional
                                         Number of        Stock          Number of        Stock           Paid-in
                                          Shares          Amount          Shares          Amount          Capital
                                       ------------    ------------    ------------    ------------    ------------

  Contributions in cash ............           --      $       --              --      $       --      $       --
  Net Loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------


Balance, December 31, 1987 .........           --              --              --              --              --
  Contribution in cash .............           --              --              --              --              --
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1988 .........           --              --              --              --              --
  Contributions in cash, net of
   distribution (Note 4) ...........           --              --              --              --              --
  Contributions of services ........           --              --              --              --              --
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------


Balance, December 31, 1989 .........           --              --              --              --              --
  Contributions of services ........           --              --              --              --              --
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1990 .........           --              --              --              --              --
  Conversion from partnership
   to corporation ..................           --              --         2,500,000           2,500       2,299,194
  Conversion of accrued liabilities
   to equity (Note 5) ..............           --              --              --              --         1,790,024
  Contributions of Services
   (Note 5) ........................           --              --              --              --           317,917
  Issuance of common stock .........           --              --         2,169,668           2,170       5,230,435
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1991 .........           --              --         4,669,668           4,670       9,637,570
  Purchase of treasury stock .......           --              --              --              --              --
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1992 .........           --              --         4,669,668           4,670       9,637,570
  Issuance of common stock, net
   of issuance costs of $66,730 ....           --              --           458,667             458         362,812
  Issuance of common stock in
   exchange for services ...........           --              --            10,134              10          76,159
  Compensation associated with
   the grant of stock options ......           --              --              --              --           159,039
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------


Balance, December 31, 1993 .........           --              --         5,138,469           5,138      10,235,580
  Issuance of common stock, net
   of issuance costs of $180,670 ...           --              --         2,031,666           2,032       1,248,798
  Issuance of common stock in
   exchange for services ...........           --              --           741,083             741         429,486
  Compensation associated with
   grant of stock options ..........           --              --              --              --           268,925
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------


Balance, December 31, 1994 .........           --              --         7,911,218           7,911      12,182,789
  Issuance of preferred stock ......        200,000             200            --              --            99,800
  Issuance common stock ............           --              --         1,222,000           1,222         303,778
  Issuance common stock for services           --              --           812,021             812         403,389
  Escrow shares retired ............           --              --        (1,389,259)         (1,389)          1,389
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1995 .........        200,000    $        200       8,555,980    $      8,556    $ 12,991,145

  Issuance of preferred stock ......        450,000             450            --              --           214,550
  Issuance of common stock .........           --              --           880,000             880         219,120
  Issuance common stock for
   services ........................           --              --           820,000             820         409,180
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1996 .........        650,000             650      10,255,980          10,256      13,833,995

  Issuance of preferred stock ......        400,000             400            --              --           179,600
  Issuance of common stock .........           --              --         1,000,000           1,000         124,000
  Conversion of preferred stock
   to common stock .................       (850,000)           (850)      3,400,000           3,400          (2,550)
  Cancellation of subscription
   receivable ......................       (200,000)           (200)           --              --           (99,800)
  Common shares issued in private
   placement protection ............           --              --           400,000             400            (400)
  Issuance common stock for
   services ........................           --              --           375,000             375          36,188
  Debt converted to common shares ..           --              --         1,067,105           1,067         340,524
  Stock bonuses ....................           --              --        19,078,000          19,078            --
  One-for-twenty two reverse
   stock split .....................           --              --       (33,958,990)        (33,959)         33,959
  Common shares issued in private
   placement protection ............           --              --            13,181              13             (13)
  Stock bonuses ....................           --              --           900,000             900            --
  Debt converted to common shares ..           --              --           126,060             126         164,874
  Common shares issued with
   notes payable ...................           --              --           112,500             113            --
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997 .........           --              --         2,768,836           2,769      14,610,377
                                       ------------    ------------    ------------    ------------    ------------

  Issuance of common stock .........           --              --           963,277             963         815,555
  Stock bonuses ....................           --              --         1,032,802           1,033            --
  Debt converted to common shares ..           --              --            22,010              22          58,524
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998 .........           --              --         4,786,925           4,787      15,484,456
                                       ------------    ------------    ------------    ------------    ------------

  Issuance of prefered stock .......        350,000             350            --              --           349,650
  Issuance of common stock .........           --              --           410,000             410         409,590
  Stock bonuses * ..................           --              --           535,390             535            --
  Debt converted to common shares ..           --              --            78,560              79          79,602
  Net loss .........................           --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999 .........        350,000    $        350       5,810,875    $      5,811    $ 16,323,298
                                       ============    ============    ============    ============    ============

*  These shares are not traded and have virtually no value, one tenth of one penny, and therefore are recorded at par value.


                                          Deficit
                                        Accumulated
                                           During                                          Total
                                        Development      Treasury         Partner        (Deficit)
                                           Stage           Stock       Contributions      Equity
                                       ------------    ------------    -------------   ------------
  Contributions in cash ............   $       --      $       --      $    803,250    $    803,250
  Net Loss .........................       (825,763)           --              --          (825,763)
                                       ------------    ------------    ------------    ------------


Balance, December 31, 1987 .........       (825,763)           --           803,250         (22,513)
  Contribution in cash .............           --              --           487,350         487,350
  Net loss .........................     (1,043,528)           --              --        (1,043,528)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1988 .........     (1,869,291)           --         1,290,600        (578,691)
  Contributions in cash, net of
   distribution (Note 4) ...........           --              --           851,000         851,000
  Contributions of services ........           --              --            73,194          73,194
  Net loss .........................       (986,582)           --              --          (986,582)
                                       ------------    ------------    ------------    ------------


Balance, December 31, 1989 .........     (2,855,873)           --         2,214,794        (641,079)
  Contributions of services ........           --              --            86,900          86,900
  Net loss .........................       (973,657)           --              --          (973,657)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1990 .........     (3,829,530)           --         2,301,694      (1,527,836)
  Conversion from partnership
   to corporation ..................           --              --        (2,301,694)           --
  Conversion of accrued liabilities
   to equity (Note 5) ..............           --              --              --         1,790,024
  Contributions of Services
   (Note 5) ........................           --              --              --           317,917
  Issuance of common stock .........           --              --              --         5,232,605
  Net loss .........................     (1,365,962)           --              --        (1,365,962)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1991 .........     (5,195,492)           --              --         4,446,748
  Purchase of treasury stock .......           --              (347)           --              (347)
  Net loss .........................     (1,486,513)           --              --        (1,486,513)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1992 .........     (6,682,005)           (347)           --         2,959,888
  Issuance of common stock, net
   of issuance costs of $66,730 ....           --              --              --           363,270
  Issuance of common stock in
   exchange for services ...........           --              --              --            76,169
  Compensation associated with
   the grant of stock options ......           --              --              --           159,039
  Net loss .........................     (3,130,425)           --              --        (3,130,425)
                                       ------------    ------------    ------------    ------------


Balance, December 31, 1993 .........     (9,812,430)           (347)           --           427,941
  Issuance of common stock, net
   of issuance costs of $180,670 ...           --              --              --         1,250,830
  Issuance of common stock in
   exchange for services ...........           --              --              --           430,227
  Compensation associated with
   grant of stock options ..........           --              --              --           268,925
  Net loss .........................     (3,210,558)           --              --        (3,210,558)
                                       ------------    ------------    ------------    ------------


Balance, December 31, 1994 .........    (13,022,988)           (347)           --          (832,635)
  Issuance of preferred stock ......           --              --              --           100,000
  Issuance common stock ............           --              --              --           305,000
  Issuance common stock for services           --              --              --           404,201
  Escrow shares retired ............           --              --              --              --
  Net loss .........................     (1,061,958)           --              --        (1,061,958)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1995 .........   $(14,084,946    $       (347)           --      $ (1,085,392)

  Issuance of preferred stock ......           --              --              --           215,000
  Issuance of common stock .........           --              --              --           220,000
  Issuance common stock for
   services ........................           --              --              --           410,000
  Net loss .........................     (1,588,624)           --              --        (1,588,624)
                                       ------------    ------------    ------------    ------------

Balance, December 31, 1996 .........    (15,673,570)           (347)           --        (1,829,016)

  Issuance of preferred stock ......           --              --              --           180,000
  Issuance of common stock .........           --              --              --           125,000
  Conversion of preferred stock
   to common stock .................           --              --              --              --
  Cancellation of subscription
   receivable ......................           --              --              --          (100,000)
  Common shares issued in private
   placement protection ............           --              --              --              --
  Issuance common stock for
   services ........................           --              --              --            36,563
  Debt converted to common shares ..           --              --              --           341,591
  Stock bonuses ....................           --              --              --            19,078
  One-for-twenty two reverse
   stock split .....................           --              --              --              --
  Common shares issued in private
   placement protection ............           --              --              --              --
  Stock bonuses ....................           --              --              --               900
  Debt converted to common shares ..           --              --              --           165,000
  Common shares issued with
   notes payable ...................           --              --              --               113
  Net loss .........................     (1,405,023)           --              --        (1,405,023)
                                       ------------    ------------    ------------    ------------
Balance, December 31, 1997 .........    (17,078,593)           (347)           --        (2,465,794)
                                       ------------    ------------    ------------    ------------

  Issuance of common stock .........           --              --              --           816,518
  Stock bonuses ....................           --              --              --             1,033
  Debt converted to common shares ..           --              --              --            58,546
  Net loss .........................     (1,435,345)           --              --        (1,435,345)
                                       ------------    ------------    ------------    ------------
Balance, December 31, 1998 .........    (18,513,938)           (347)           --        (3,025,042)
                                       ------------    ------------    ------------    ------------

  Issuance of prefered stock .......           --              --              --           350,000
  Issuance of common stock .........           --              --              --           410,000
  Stock bonuses * ..................           --              --              --               535
  Debt converted to common shares ..           --              --              --            79,681
  Net loss .........................     (1,591,430)           --              --        (1,591,430)
                                       ------------    ------------    ------------    ------------
Balance, December 31, 1999 .........   $(20,105,368    $       (347)   $       --      $ (3,776,256)
                                       ============    ============    ============    ============


*  These shares are not traded and have virtually no value, one tenth of one penny, and therefore are recorded at par value.

             The accompanying notes are an integral part of these financial statements.

                                                 F-6

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

The Company is authorized to issue up to 50,000,000 common shares at $.001 par value and 1,500,000 preferred shares at $.001 par value.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

The Company has incurred losses of $20,105,368 from inception through December 31, 1999 and has funded those losses through the sale of common and preferred stock shares, capital contributions, and loans from investors. The Company is currently experiencing severe cash flow problems and in the event the Company is unable to raise additional funding through the sale of equity securities, various debt instruments or from other sources, there is substantial doubt concerning its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash on deposit with a financial institution amounting to $521,766 and $24,215 at December 31, 1999 and 1998, respectively, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


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

At December 31, 1999, the principal temporary difference is a net operating loss carryforward for federal income tax purposes of approximately $14,500,000 which expire through December 31, 2018. The Company has provided a full valuation reserve against the benefit of this net operating loss carryforward due to uncertainty regarding its realization. In addition, the Company has credits for increasing research costs of approximately $645,000 which expire through 2014. Any credit not used during the carry forward period may be deducted in the first period subsequent.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Net Loss Per Share

Net loss per share for 1997, 1998 and 1999 include the weighted common average shares outstanding net of shares of treasury stock. The cumulative net loss per common share for the period from inception to December 31, 1999 has not been presented, as such information is not considered to be relevant or meaningful. All warrants, options and convertible preferred stock outstanding as of December 31, 1997, 1998 and 1999 have been excluded as they are antidillutive.

(2) NOTE PAYABLE

Demand:
The Company has entered into an agreement whereby it promises to pay the order of the payee $120,805, payable together with interest at the rate of 9% per annum on demand. This note was executed in connection with fees owed the payee for professional services.

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

During 1998, the Company borrowed $175,000 by issuing notes which bear interest at prime plus 5% and are due January 21, 1999 through April 9, 1999. These loans may be converted at any time before the notes are paid in full at the rate of $2.66 per common share. Notes totaling $25,000 were converted into 11,005 shares of the Company's common stock. In 1999, the Company defaulted on $150,000 of the notes.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(2) NOTE PAYABLE (continued)

During 1999, the Company entered into a long term loan agreement whereby it promises to pay Bank of Millbrook up to $800,00 in a combined agreement with Biofund, Inc. to provide secured collateral for this loan. The current loan amount outstanding is $750,000 and will be paid at the rate of 7% per annum on or before January 2, 2001.

(3) LICENSING AGREEMENTS

The Company's technology is used under an exclusive license from Boston Biomedical Research Institute (BBRI). Pursuant to the terms of this license agreement, the Company has been granted an exclusive, worldwide license to manufacture, use, lease, sell or otherwise transfer (a) any products utilizing any patent obtained by BBRI, or (b) any products resulting from the Company-sponsored research at BBRI, or (c) compositions containing such products. The agreement provides for royalty payments not to exceed $10,000,000 per year to BBRI equal to 5% of the net selling price and subject to certain reductions described below. The agreement expires the later of ten years from the first commercial sale of any such products or the expiration of any applicable patent.

During 1992, the Company entered into a contract with the University of Oslo (the "University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties. Pursuant to the Company's agreement with BBRI, the royalty payable to BBRI is reduced to 4.5% for the net selling price of any covered product for which a royalty is also payable to the University.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(3) LICENSING AGREEMENTS (continued)

On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50%.

The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold is to receive 6% of the Company's Common Stock (note 5), plus a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to be responsible for the optimization and demonstration of the new assay to prospective strategic partners.

(4) RELATED PARTY TRANSACTIONS

The Company incurred expenses payable to affiliates of the General Partner of the Predecessor for rental of office space and reimbursement of administrative salaries. The total of such expenses was $32,600 in 1991.

Beginning in 1989, the General Partner of the Predecessor was entitled to receive a management fee of $250,000 per year, of which $37,500 was paid.

In 1991, the General Partner of the Predecessor and its Chairman agreed to forgive all amounts owed for management fees and salary at the date of the Prospectus for the Company's initial public offering. These amounts ($1,038,036) have been reflected as a capital contribution in the accompanying financial statements.

In 1989, David H. Smith, a stockholder of the Company, contributed $840,000 to the Predecessor to purchase a limited partnership interest. The Predecessor, in turn, purchased an annuity, owned by Mr. Smith, for $450,000, which has been accounted for as a distribution of partners' capital. Mr. Smith borrowed $280,000 against the annuity and contributed that amount to the Predecessor for a total net contribution of $670,000. Prior to the initial public offering, the Predecessor reimbursed Mr. Smith for his interest expense on the $280,000 loan. This arrangement was terminated prior to the effective date of the initial public offering. Effective May 1, 1991, Mr. Smith and the Company entered into a consulting agreement that provided for payment of a consulting fee to Mr. Smith of $2,200 per month for one year. As partial consideration for entering into such agreements, Mr. Smith converted amounts due him at July 31, 1991, to common shares of the Company. The conversion to equity did not involve the issuance of

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(4) RELATED PARTY TRANSACTIONS (continued)

additional shares by the Company, but solely the transfer of previously outstanding shares by existing stockholders.

Note Receivable from an Officer/Stockholder

During August 1992, the Company entered into a loan agreement with a stockholder for $200,000 plus $15,310 of associated legal costs. This note is collateralized by 49,534 shares of the Company's common stock held by the stockholder. The outstanding balance, $86,467 at December 31, 1999, accrues interest at a rate of prime plus 1%. The principal and all accrued interest were payable in full on May 8, 1996. The Company had extended the maturity date.

Amounts receivable (including accrued interest) from the officer/stockholder were as follows for the years ended December 31, 1997, 1998 and 1999:

            Beginning                                                   Ending
            Balance             Additions          Deductions           Balance
            -------             ---------          ----------           -------
1997        85,728                                   31,797              53,931
1998        53,931              32,536                                   86,467
1999        86,467              45,000                                  131,467*

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(4) RELATED PARTY TRANSACTIONS (continued)

Accrued Salary - Chairman:

As of December 31, 1999 the Company owed accrued salaries of $1,226,848, plus accrued interest of $446,495, to the Chairman of the Board of Directors.

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

During 1991, the Chairman of the General Partner (who continues as Chairman of the Successor) and the General Partner of the Predecessor transferred to certain directors and advisers of the General Partner, limited partnership interests in the Predecessor as consideration for services rendered to the General Partner. The Company recognized expense of $317,917 related to these transactions in 1991.

On December 10, 1991, the Company completed its initial public offering. Proceeds from this offering were $5,232,605 after deducting $1,276,399 of costs. The initial public offering was for

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

During 1995, the Company offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, up to 363,636 shares of its common stock, together with warrants for an additional 363,636 shares of common stock at an exercise price of $2.00 per

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

share for five years following issuance. As of December 31, 1997, the Company has issued 95,545 common shares and 95,545 warrants to purchase common shares of the Company for proceeds of $525,000.

During 1997, pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, the Company issued 45,455 shares of its common stock for net proceeds of $125,000, together with warrants for an additional 27,727 shares of common stock at a price of $2.00 per share. These warrants expire December 31, 2001.

During the five years ended December 31, 1997 the Company has issued 483,330 shares of common stock for services totaling $1,357,160.

During the year ended December 31, 1997, the Company issued 31,363 share of common stock pursuant to price protection provisions in connection with earlier purchases of common stock.

During the year ended December 31, 1997, the Chairman of the Company was issued 1,627,727 shares of common stock of the Company as a compensation incentive.

During the year ended December 31, 1997, the Company issued to the Directors of the Company and others 139,455 shares of common stock for services.

During the year ended December 31, 1997, accounts payable and accrued expenses of the Company in the amounts of $51,720 and $211,500, respectively, were converted into 174,565 shares of common stock of the Company.

During the year ended December 31, 1997 the Company issued 112,500 shares of common stock in connection with debt securities whereby the Company raised $225,000 (see Note 2).

During the year ended December 31, 1998, the Company issued 50,000 shares of common stock as a bonus to two of the Directors of the Company.

During the year ended December 31, 1998, the Company issued 350,000 shares of common stock as a bonus to the Chairman of the Board of Directors and 25,000 shares of common stock each to two members of the Board of Directors.

During the year ended December 31, 1998, the Company issued an aggregate of $140,500

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                  (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

During the year ended December 31, 1998, investors purchased an aggregate of 592,170 shares of the Company's common at a cost of $0.83 per share, and an aggregate of 100,000 shares of the Company's common stock at a cost of $1.00 per share. The 100,000 shares purchased included warrants to purchase another 100,000 shares of the Company's common stock at $1.50 per share over a three year period, plus piggyback registration rights.

During the year ended December 31, 1998, the Company issued 300,000 shares of its common stock in recognition of substantial services by Donald Fresne, Chairman of the Board, and 50,000 shares each of the Company's common stock in recognition of substantial services by the Directors of the Company and the law firm Harley & Deickler.

During the year ended December 31, 1998, the Company issued 22,010 shares of common stock in exchange for a 25% note payable in the amount of $50,000 plus accrued interest at $2.66 per share. (See Note 2)

During 1998, the Company issued 100,000 three year warrants and 974,426 five year warrants to promissory note holders as payment for the extension of the loan.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 1998, the Company issued 24,702 five year warrants to the Chairman of the Board. These warrants are exercisable through April 15, 2003 at $.83 per share.

During 1998, the Company issued 75,188 warrants to a convertible promissory note holder. These warrants are exercisable through January 21, 2003 at $2.66 per share.

During 1999, pursuant to a private placement pursuant to rule 506 of Regulation D of the Securities Act of 1933, the Company sold 210,000 shares of common stock to investors at $1.00 per share with two five year warrants attached to each share. One warrant with an exercise price of $1.50 and one warrant with an exercise price of $2.00.

During 1999, a creditor converted $75,000 of debt into 75,000 shares of the Company's common stock, and on March 5, 1999, a creditor converted $1,680 of debt into 560 shares of the Company's common stock.

During 1999, the Company issued 10,000 shares of common stock to Dr. Gelber for services to be provided. These shares were recorded at par value.

During 1999, pursuant to a private placement pursuant to rule 506 of Regulation D of the Securities Act of 1933, the Company sold 200,000 shares of common stock to investors at $1.00 per share with five year warrants attached to each share with an exercise price of $3.00.

During 1999, a creditor converted $3,000 of debt into 3,000 shares of the Company's common stock.

During 1999, the Company issued 433,705 shares of common stock to Vacold, LLC, a Delaware Corporation, in satisfaction of the Company's obligation under its March 31, 1999 Agreement (note 3). These shares were recorded at par value.

During 1999, the Company issued 21,685 shares of common stock as a commission to Mr. Ransel Potter, representing 5% of the number of shares issued to Vacold, LLC. These shares were recorded at par value.

During 1999, the Company issued an aggregate of 50,000 shares of common stock to two of the Directors of the Company in recognition of substantial services. These shares were recorded at par value.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 1999, the Company recorded the issuance of 20,000 shares of common stock to two of the doctors at 10,000 shares each as a stock award to these doctors engaged in the development of the IgG antibody for the Company's technology. These shares were recorded at par value.

(6) PREFERRED STOCK

(a) Series A Preferred:
In 1995, the Company's Board of Directors authorized for issuance shares of Series A Preferred Stock pursuant to the terms of the Company's certificate of incorporation. The terms of the Series A Preferred Stock were amended in June 1999. Each such share is convertible into two shares of common stock of the Company. Each Series A share shall be entitled to 30 votes per share on all matters that may come before the stockholders for a vote. Such shares shall be entitled to a preference in any distribution in liquidation or otherwise.

In connection with this authorization the Chairman of the Board of Directors invested $100,000 for 200,000 shares of the Series A Convertible Preferred Stock at a price per share of $.50. The holder has the right to return the stock at any time two years after issuance at $.50 per share, plus unpaid accrued dividends. This subscription was canceled in 1997.

During 1999, the Company sold 50,000 shares of Series A Preferred Stock at $1.00 per share.

During 1999, Donald Fresne converted $300,000 of debt into 300,000 shares of the Company's Series A Preferred Stock.

(b) Series B Preferred:
In 1996, the Company's Board of Directors authorized for issuance shares of Series B Preferred Stock pursuant to the terms of the Company's certificate of incorporation. Each Series B share shall be entitled to one vote per share on all matters that may come before the stockholders for a vote. An annual dividend equal to the Company's net profit before income taxes for each of the Company's fiscal years beginning July 1, 1996 as to such time as the holders receive an aggregate amount equal to $.70 per share shall be paid, thereafter pari passu as the common stockholders. There is no mandatory redemption and the stock has standard antidilution rights and ranks pari passu with the Series A Preferred Stock on liquidation rights.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(6) PREFERRED STOCK (continued)

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

In connection with the issuance of the 1997 Series B Preferred Stock, the holders also received Class C and Class D warrants to purchase common stock totaling 800,000 shares at $2.00 per share.

(7)  COMMITMENTS AND CONTINGENCIES

Pursuant to the licensing agreement discussed in Note 2, the Company had agreed to reimburse BBRI for certain costs for research and development pursuant to budgets prepared by BBRI. This obligation expired in 1994.

The licensing agreements also provides for the indemnification of BBRI by the Company against product liability claims incurred.

(8)  COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements (individually the Agreement and collectively the Agreements) with individuals to serve as the Chairman and the Vice Chairman of the Board of Directors. The Vice Chairman's Agreement is in effect for a period of three years commencing June 1, 1994. Subsequent to the initial, three-year term, the Vice Chairman's Agreement allows for one year renewals thereafter, unless the Vice Chairman or the Company party notifies the other party of their intent not to extend within 90 days of June 1 of each renewal year, in writing. Such agreement was amended and restated as of November 1, 1999 to provide, inter alia, for a five-year term extended annually unless terminated by the Company or Mr. Kent. The Vice Chairman's Agreement allowed for compensation of $18,000 per year, which was increased to $36,000 per year in 1998, plus stock options as follows:

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

         1. 2,136 Shares available for $2.00 per share upon execution and delivery of the Agreement and 1,681 Shares available for $2.00 per share on June 1 of each year in which the Agreement remained in effect. There were 10,541 options outstanding as of December 31, 1999.

         2. The restated agreement provides for the immediate grant of options to purchase 47,000 shares of the Company's Common Stock at a price of $.50 per share effective November 1, 1999. In addition, the Vice Chairman shall receive options to purchase an additional 37,000 shares of the Company's Common Stock at a purchase price of $.50 per share on June 1 of each year in which the agreement remains in effect, including 2000. All such options are for a period of seven years from the date of grant and may not be exercised until six months following the date of grant.

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

The Chairman's Agreement allows for compensation of $189,000 per annum with a $50,000 per annum increase in April of each year during the term of the Agreement. As of November 1, 1999, the Employment Agreement was further amended and restated to include that upon the issuance of equity securities in the Company, the Chairman would be awarded such number of additional shares of Common Stock in the Company that would restore or otherwise increase his equity position in the Company on a fully diluted basis to 33 1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis. The original Agreement also allowed for the payment of certain benefits and the following:

         1. Stock options to purchase 400,000 shares of common stock at $.66 per share as long as the Agreement remains in effect.

         2. Stock options to purchase shares of common stock of the Company at $.66 per share upon the formation and closing of a strategic alliance or joint venture with a

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

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

Options to purchase 2,545 shares have been granted under the plan. In 1997, all options under the plan were canceled.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

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

During April 1993, the Company granted 19,545 seven-year options at $1.25 per share to selected members of the Company's Board of Directors, with exercise contingent upon exercise of the Class A warrants of the Company, and 29,091 seven-year options at $1,25 per share, with exercises contingent upon exercise of the Class B warrants of the Company. (See Note 5 for descriptions of warrants). The Company will incur compensation expense, if any, at the time such options become exercisable. On April 20, 1994, the exercise price of certain of these options was reduced to the fair market value of the Company's stock on that date. During 1996, all of these options were canceled.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

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

Pro forma net loss had Statement 123 been applied has not been presented since there were no options granted during the years ended December 31, 1999, 1998 and 1997. Presentational pro forma net loss pursuant to Statement 123 has not been presented for the period from inception to December 31, 1999 as the information would not be meaningful.

Directors Fees

In 1999, the Directors, (other than Mr. Fresne) were issued 25,000 shares each for past services, and the Company established an annual fee for such Directors of $12,000, commencing with the first annual period ending June 30, 2000 to be paid at such year end in Common Stock of the Company at $1 per share.

(9) SUBSEQUENT EVENTS

Financial Matters

In 2000, the Company corrected an inadvertent error in two of the drafting of the $25,000 Promissory Notes. The Conversion price in the two Promissory Notes was reduced, from $2.66 per share of Common Stock in the Company to $.83 per share of Common Stock in the Company, and the Company authorized the issuance of an additional 48,527 shares of Common Stock in the Company to reflect the conversion of such Notes into Common Stock in the Company at a conversion price of $.83 per share.

Year 2000 Computer Readiness

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed and implemented a program for

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Continued)


(9) SUBSEQUENT EVENTS (continued)

Y2K information systems compliance. Accordingly, the Company believes that its financial and information systems are now Y2K compliant. As to third-party relationships, the Company believes that most of these parties intend to be Y2K compliant by January 1, 2000. The costs incurred during period ended December 31, 1999 were not material. The Company has experienced virtually no Y2K problems in January 2000 and does not expect to incur any further costs.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has retained Kirshon, Shron and Chernick, PC as its independent accountant for the fiscal year ended December 31, 1999. The Company's prior independent accountant, Paul C. Roberts, resigned as the Company's independent accountant effective on March 19, 1999 in order to pursue other, non-accounting related business. There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following  table sets forth as to the directors and each executive  officer:
(1) his name; (2) his age; and (3) his present position with the Company.

Name                  Age                    Title
----                  ---                    -----
Donald C. Fresne      72   Chairman of the Board of Directors,
                           Director, resident and Chief Executive Officer

L. Courtney Schroder  62   Treasurer and Director

Richard E. Kent       71   Vice Chairman of the Board of Directors and Secretary

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

Compliance with Section 16(a) of Securities Exchange Act of 1934
----------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, officers and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, Messrs. Schroder and Kent were delinquent in filing Form 4's with respect to stock bonuses granted to each of them for 25,000 shares of the Company's Common Stock and Mr. Kent failed to file a Form 4 for the grant of options to purchase 47,000 shares of the Company's Common Stock pursuant to his Amended and Restated Employment Agreement dated as of November 1, 1999. However, such stock bonuses and options were included in Forms 5 late filed by Messrs. Schroder and Kent.

ITEM 10.    EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth information concerning the compensation of the Company's officers for services as executive officers of the Company for the last three fiscal years.


                                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                                                                    Compensation
                                                       Annual Compensation             Awards
                                                                                       ------
                                                                                     Securities
       Name and                                                  Other Annual        Underlying         All Other
  Principal Positions      Year     Salary ($)    Bonus ($)    Compensation ($)       Options        Compensation ($)
  -------------------      ----     ----------    ---------    ----------------    --------------    ----------------
Donald C. Fresne (1)       1999      152,483         --           58,184(2)              --                  300(5)
  Chairman, President      1998      326,900         --           52,348(2)              --                  675(4)
  and Chief Executive      1997      123,504         --           17,721(2)              --               16,900
  Officer

Richard E. Kent (1)        1999        --            --               --(3)           48,681                  25(4)
  Vice Chairman of the     1998        --            --               --(3)            1,681                  75(4)
  Board and Secretary      1997        --            --               --(3)            1,681                 750(4)

L. Courtney Schroder       1999        --            --               --(3)              --                   25(4)
  Treasurer and Director   1998        --            --               --(3)              --                   75(4)
                           1997        --            --               --(3)              --                  750(4)
------------

         (1) Mr. Fresne became Chief  Executive  Officer of the Company on March 24, 1994 and President on August 29,
1997.  Mr. Kent became Vice Chairman of the Board of Directors and Secretary of the Company in June 1994. The payment of salaries and benefits to Mr. Fresne and Mr. Kent were curtailed beginning in October 1994 because of the Company's lack of cash flow.  Portions of the unpaid amounts of such salaries have been accrued.  In the case of Mr. Fresne, he received salary payments in 1999 of $152,483 and the amount of such accrual for 1999 is $270,913.  In the case of Mr.
Kent,  he received no salary  payments in 1998 and the amount of such accrual for 1998 is $31,500,  and the amount of such accrual for 1999 is $36,000.

         (2) Represents car expenses of $5,776,  club membership fees of $6,960,  and compensation for life insurance of $45,448 for 1999; car expenses of $9,026,  club membership fees of $6,724,  and compensation for life insurance of
$36,598 for 1998; and car expenses of $5,410, and club membership fees of $12,935 for 1997.




         (3) Represents amounts which do not meet reporting thresholds.

         (4)  Represents  common stock bonuses  recorded by the Company at $.001 per share for 1999,  recorded by the
Company at $.001 per share for 1998, and common stock bonuses at recorded by the Company at $.001 per share for 1997.

         (5) Represents preferred stock issued in consideration of cancellation of $300,000 of accrued salary owed to
Mr. Fresne.

OPTION GRANT TABLE

The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options for Common Stock of the Company during the fiscal year ended December 31, 1998. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                       Number of   % of Total
                      Securities   Options/SARs  Exercise
                      Underlying   Granted to    Or Base
                      Options/SAR  Employees in   Price     Price     Expiration
                       Granted (#) Fiscal Year   ($/Sh)    ($/Sh)(1)     Date
                     ------------  ------------  --------  ---------  ----------
Richard E. Kent         1,687(1)       100%        2.00       N/A      09/13/05
                       47,000(1)       100%         .50       N/A      11/01/06
------------
         (1) Represents non-qualified stock options for shares of Common Stock granted on September 13, 1994 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994 and amended and restated as of November 1, 1999.

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


                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR-END OPTION VALUES

                                                                                                 Value of Unexercised
                                                                Number of Unexercised           In-The-Money Options at
                                                           Options at December 31, 1998 (#)      December 31, 1998 ($)
                           Acquired on       Value         --------------------------------    -------------------------
        Name               Exercise (#)    Realized ($)       Exercisable/Unexercisable        Exercisable/Unexercisable
        ----               ------------    ------------    --------------------------------    -------------------------
Donald C. Fresne               --              --                         --/--                          --/--
Richard E. Kent                --              --                     59,873/--                          --/--
L. Courtney Schroder           --              --                      2,106/--                          --/--

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------
The following table sets forth information as of March 30, 2000 with respect to the beneficial ownership of the Common Stock of the Company by (I) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director and nominee of the Company, (iii) the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

                                             Amount and
                                             Nature of
Name and Address of                          Beneficial                Percent
 Beneficial Owner                           Ownership(1)               of Class
-------------------                         ------------               --------
Donald C. Fresne(2)                           2,903,053                  41.35%
Box L
North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder(3)                         145,396                   2.07%
25 Blackburn Lane
Manhasset, NY 11030

Richard E. Kent(4)                              227,871                   3.25%
49 Bournes Point Road
Wareham, MA 02571

W. James Tozer, Jr.(5)                        1,000,551                  14.25%
Vectra Management Group
65 East 55th Street, 9th Floor
New York, NY 10022

All directors and executive                   3,276,770                  46.67%
officers of the Company as
a group (3 persons)
------------
         (1) A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options and warrants. Each beneficial owner's percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised. For purposes of the footnotes that follow, "currently exercisable" means options and/or warrants that are exercisable as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

         (2) Included in the shares reported by Mr. Fresne are 17,026 shares owned by Biotag, Inc., the former general partner of the COD Associates, L.P., the predecessor to the Company, which is wholly-owned by Mr. Fresne, 25,702 shares issuable upon exercise of currently exercisable warrants to purchase Common Stock, and 600,000 shares of Common Stock underlying 300,000 shares of the company's Series A Preferred Stock. Pursuant to an Amended and Restated Employment Agreement dated as of November 1, 1999, between Mr. Fresne and the Company, the Company has agreed to issue to Mr. Fresne additional shares of the Company's Common Stock for no further consideration in the event the Company issues equity securities for cash or upon conversion of debt owed by the Company or for services or for any other consideration such that the number of shares owned by Mr. Fresne, beneficially or of record, shall, on a fully diluted basis, equal 33-1/3 of the issued and outstanding shares of the Company's Common Stock. In addition, in the event Mr. Fresne is instrumental in obtaining equity financing of at least $1,000,000, Mr. Fresne shall be awarded that number of shares of equity securities issued pursuant to such financing equal to 33-1/3% of the number of securities so issued.

         (3) Included in the shares reported by Mr. Schroder are shares issuable upon exercise of currently exercisable options to purchase 2,106 shares of Common Stock.

         (4) Included in the shares reported by Mr. Kent are shares issuable upon the exercise of currently exercisable options to purchase 59,873 shares of Common Stock.

         (5) Included in the shares held by Mr. Tozer are shares issuable upon the exercise of currently exercisable warrants to purchase 404,546 shares of Common Stock, and 100,000 shares of the Company's Common Stock issuable upon conversion of 50,000 shares of the Company's Series A Preferred Stock. Pursuant to an agreement dated as of May 4, 1999, to be confirmed in writing, the Company and Mr. Tozer agreed that in exchange for his capital contributions to date, to the extent that subsequent capital contributions by third parties prior to the date the Company enters into a strategic partnership with a major pharmaceutical firm reduce Mr. Tozer's holdings in the Company's Common Stock to less than 10% on a fully diluted basis, the Company shall issue to Mr. Tozer, for no additional consideration, that number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%. In addition, to the extent a strategic partner purchases shares of the Company's Common Stock at a price of less than $200,000 per 1% of the Company's issued and outstanding Common Stock, Mr. Tozer shall be entitled to receive, for no additional consideration, the number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%.

Meetings of the Board and Committees of the Board
-------------------------------------------------
The Board of Directors held six (6) meetings during the year ended December 31, 1999. Donald Fresne and Richard Kent attended all of the meetings. L. Courtney Schroder attended five (5) of the meetings. The Board of Directors has one standing committee -- the Executive Committee did not meet in 1998. The Board of Directors does not have a standing nominating committee, audit committee or compensation committee, such functions being reserved to the full Board of Directors.

Employment Agreements
---------------------
The  Company  initially  entered  into an  employment  agreement  with Donald C.
Fresne, Chairman of the Board of Directors and Chief Executive Officer of the Company, for an initial five-year term commencing on April 20, 1994. Such agreement was amended on September 13, 1994 to provide for an annual extension to the term of the employment agreement for an additional year unless prior to such date Mr. Fresne or the Company notifies the other of its intention not to extend the term.

As of November 1, 1999, the Employment Agreement was further amended and restated. Under the restated agreement, Mr. Fresne is to be paid a salary of $189,000 per year with annual increases of $50,000 per year beginning in 1995. At the discretion of the Board, Mr. Fresne may given merit increases and bonuses. Upon the issuance of equity securities in the Company pursuant to the sale thereof for a cash consideration or in lieu of a cash payment upon the conversion of debt into such equity securities or for services or any other consideration, after the date hereof and during the term hereof or any extension thereof, Mr. Fresne is awarded such number of additional shares of Common Stock in the Company that will restore or otherwise increase his equity position in the Company on a fully diluted basis to 33 1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis, such grant to be automatic upon the occurrence of such event.

In addition, in the event Mr. Fresne is instrumental in obtaining equity financing for the Company during the term hereof for a cash infusion to the capital of the Company of $1,000,000 or more, Mr. Fresne shall receive as compensation therefore equity securities equal to 33.33% of the equity securities issued pursuant to such financing.

The Company also will provide Mr. Fresne with a company car, reimburse him for membership dues and expenses used for the Company's benefit and reimburse him for the premiums paid for (i) a $750,000 whole life insurance policy; (ii) long-term disability insurance and (iii) health insurance benefits and all medical costs not covered by such insurance. Following Mr. Fresne's termination of employment with the Company (other than for cause) he will continue to be reimbursed for the premiums paid on the life insurance policy and on all individual health insurance policy for him and his spouse and will be provided with an office and secretary. The Company also will be responsible for reimbursing Mr. Fresne for all federal and state income taxes attributable to the aforementioned benefits. Such benefits shall continue for 10 years following termination of employment for any reason other than cause.

Following the termination of employment with the Company, other than for cause, Mr. Fresne shall be retained as a consultant and entitled to receive an annual supplemental cash retirement and consulting benefit equal to his salary for the year immediately preceding such termination of employment. Such annual supplemental cash retirement and consulting benefit shall be payable for the number of years equal to the number of full years that Mr. Fresne was employed by the Company prior to the termination of his employment. The amount due in each year shall be payable in twelve (12) equal monthly installments. In the event of the death of Mr. Fresne during the term of this Employment Agreement, any extension thereof or during the period such annual supplemental retirement and consulting benefits are payable, the Company shall pay to Mr. Fresne's estate within 120 days after his death, the present value of all amounts that would become due under such consulting arrangement which present value shall be calculated by using as a discount rate the prime rate of interest charged by Chemical Bank, N.A., or its successor, on the date of Mr. Fresne's death.

Prior to November 1, 1999, Mr. Fresne received substantially the same salary and benefits under his employment agreement, except that no provisions were made for grants of stock in the event of equity financings or other sales of shares of the Company's equity securities.

On September 13, 1994, the Company entered into an employment agreement for an initial three year term, effective June 1, 1994 with one year renewals thereafter, with Richard E. Kent pursuant to which Mr. Kent will serve as Vice Chairman of the Company. Pursuant to such agreement, Mr. Kent was to receive an annual salary of $18,000 which was increased to $36,000 in 1998. In the discretion of the Board of Directors, Mr. Kent may be given merit raises and bonuses. Such agreement was amended and restated as of November 1, 1999 to provide, inter alia, for a five-year term extended annually unless terminated by the Company or Mr. Kent. The restated agreement provides for the immediate grant of options to purchase 47,000 shares of the Company's Common Stock at a price of $.50 per share effective November 1, 1999. In addition, Mr. Kent shall receive options to purchase an additional 37,000 shares of the Company's Common Stock at a purchase price of $.50 per share on June 1 of each year in which the agreement remains in effect, including 2000. All such options are for a period of seven years from the date of grant and may not be exercised until six months following the date of grant. The Company has granted to Mr. Kent certain demand registration rights (exercisable on two occasions) and piggyback registration rights with respect to the Common Stock underlying options now or hereafter held by Mr. Kent during the term of the agreement. Mr. Kent has not received any salary payments pursuant to such agreement and the amount of accrued salary owed him as of the December 31, 1999 was $85,500. In addition, the Company has undertaken to reimburse Mr. Kent for premiums on a $100,000 in life insurance policy presently owned by Mr. Kent.

Director Compensation
---------------------
In 1999, no cash compensation was paid to non-employee directors of the Company, other than the stock awards described in the section of this Form 10-KSB entitled "Certain Relationships and Related Transactions".

Stock Option Plan
-----------------
As of June 1, 1991, the Board of Directors of the Company adopted the 1991 Stock Option Plan (the "Plan") which was ratified and approved by the Company's stockholders on October 1, 1991. The Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 of the Company's authorized but unissued shares of Common Stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to key employees of the Company and consultants. It is presently administered by the Board of Directors as a whole.

Presently, there are no outstanding options held by any officers or directors of the Company pursuant to such plan.

Repricing  of  Outstanding  Options and  Warrants
-------------------------------------------------
No options or  warrants  were repriced during 1999.

Certain Relationships and Transactions
--------------------------------------
For information regarding certain transactions involving the Company and its directors and executive officers prior to August 1, 1997, see "Certain Relationships and Transactions", of the Company's Information Statement on
Schedule 14C, dated August 9, 1997. For information regarding certain transactions involving the Company and its directors and executive officers after August 1, 1997, see "Certain Relationships and Transactions", of the Company's Annual Report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, each of which is incorporated herein by reference.

In March 1999, the Company's Board of Directors approved a plan to allow the holders of the Company's 25% Bridge Notes to convert such debt, plus accrued interest, into shares of the Company's Common Stock at the rate of $.83 per share. As of December 31, 1999 no such conversions occurred.

In April 1999, the Company's Board of Directors, approved an arrangement pursuant to which Mr. Fresne and Mr. Kent were granted the right, for a period of five years, to convert all debts owed to them by the Company into shares of the Company's Common Stock at the rate of $.83 per share or shares of the Company's Series A Preferred Stock at the rate of $1.00 per share, in order to facilitate any future financings the Company may require. A similar right was granted to Mr. Kent, however, he could also convert such debt into shares of the Company's Series A Preferred stock at the rate of $1.00 per share.

At such time the Board of Directors also established an annual fee payable to the directors of the Company of equal to $12,000, commencing with the 12 month period ending June 30, 2000, payable in shares of the Company's Common Stock at the rate of $1.00 per share. In addition, the Board granted to Messrs Kent and Schroder stock bonuses of 25,000 shares each of the Company's Common Stock.

In July 1999, the Company issued to Donald C. Fresne 300,000 shares of its Series A preferred Stock and to W. James Tozer, Jr. 50,000 shares of its Series A Preferred Stock at a price of $1.00 per share.

In November 1999, the Company's Board of Directors agreed to amend the employment agreements of Messrs Fresne and Kent. For a description of such amendments, See "Security Ownership of Certain Beneficial Owners and Management-Employment Agreements" above.

Effective December 1, 1999, the Company entered into an arrangement with Biofund, Inc., a Delaware corporation, pursuant to which Biofund, Inc. would guarantee repayment to the Bank of Millbrook a loan to the Company by such Bank of up to $800,000 for up to one year. Such loan is secured by certificates of deposit issued by the Bank of Millbrook for the amount of the loan and held by such bank as collateral. In exchange for its guarantee of such loan, the Company granted to Biofund, Inc. a security agreement in its intellectual property and technology on the same terms as that previously granted to Mr. Fresne. In addition, upon repayment of such loan and return of the security for the guarantee to Biofund, Inc., Biofund, Inc. has the right to purchase up to 2.5% for each $100,000 of guarantee provided of the Company's issued and outstanding Common Stock, on a fully diluted basis, as of November 1, 1999 at a price of $.01 per share. If such right is exercised, Biofund, Inc. shall be entitled to purchase 2,831,900 shares of the Company's Common Stock. Among the shareholders of Biofund, Inc. are Messrs Fresne, David Clapp, Tozer, Goldfrank and Field, each of whom is a director of Biofund, Inc. Mr. Fresne owns 6.3% of the outstanding shares of Biofund, Inc., Mr. Clapp owns 25% of the outstanding shares of Biofund, Inc., Mr. Tozer owns 25.0% of the outstanding shares of Biofund, Inc., Mr. Goldfrank owns 18.8% of the outstanding shares of Biofund, Inc. and Mr. Field owns 12.5% of the outstanding shares of Biofund, Inc. In the event of an exercise of such right, Mr. Fresne would own beneficially 178,410 of the shares of the Company's Common Stock issuable upon such exercise, Mr. Clapp would own beneficially 707,975 shares of the Company's Common Stock issuable upon such exercise, Mr. Tozer would own beneficially 707,975 of the shares of the Company's Common Stock issuable upon such exercise, Mr. Goldfrank would own beneficially 532,397 of the shares of the Company's Common Stock issuable upon such exercise and Mr. Field would own beneficially 353,988 of the shares of the Company's Common Stock issuable upon such exercise

To the extent the collateral securing the obligations of the Company to Biofund, Inc. and Mr. Fresne is sold or otherwise disposed of to satisfy such lien, the proceeds of such foreclosure, less costs thereof, shall be disbursed 60% to Biofund, Inc. and 40% to Mr. Fresne until the smaller of the two obligations secured by such liens shall have been satisfied in full. Thereafter, any remaining proceeds shall be disbursed first to the holder of the unsatisfied lien until the obligation secured by such lien is paid in full and any remaining proceeds shall be returned to the Company.


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

 3.7 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company

 3.8          By-laws of the Company (A)

 3.9          By-laws of the Company (H)

 3.10         Amendment to Article III, Section 1 to the Company's by-laws (M)

 3.11 Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Company filed with the Delaware Secretary of State on May 28, 1991 (F)

 3.12 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation Filed in the Office of the Secretary of State of Delaware on May 28, 1991, filed with the Delaware Secretary of State on November 8, 1991 (F)

 3.13 Amended Certificate of Designation, Preferences and Rights or Series A Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 11, 1999.

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

10.8 Agreement between the Company and The University of Oslo (the "UO Agreement") relating to HCA research (D)

10.9 Amendment to the UO Agreement, dated November 11, 1993, between the Company and The University of Oslo

10.10         1991 Stock Option Plan of the Company (A)

10.11 Technical Collaboration and cGMP Manufacturing Agreement, dated as of November 25, 1992, between the Company and Verax Corporation
              (E)

10.12 Agreement, dated as of April 1, 1992, between the Company and Immunotech Corporation, relating to development of an in-vitro blood serum test kit (E)

10.13 Agreement, dated as of August 27, 1992, between the Company and Donald C. Fresne, relating to a loan of up to $350,000 (E)

10.14         Deleted

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

10.30 Research Support Agreement dated as of October 31, 1997 between the Company and BioTag with attached copy of NKI/BioTag Research Agreement dated January 30, 1997 (N)

10.31 Employment Agreement dated November 1, 1999 between the Company and Donald C. Fresne.

10.32 Employment Agreement dated November 1, 1999 between the Company and Richard E. Kent.

10.33         Agreement  between  Epigen,  Inc. And Vacold,  LLC dated March 31,
              1999. (O)

10.34 Amendment, dated December 16, 1999, to the Restated Agreement dated as of February 25, 1992 between Boston Biomedical Research Institute and Epigen, Inc.

10.35 Release, dated May 26, 1999 from Bayer Diagnostic, of "right of first refusal clause" in the Evaluation Agreement dated April 5, 1996 between Epigen, Inc. and Ciba Corning Diagnostics Corporation.

20.1          Form of Warrant to Purchase Common Stock (G)

27.0          Financial Data Schedule.

------------
Notes to Exhibits:

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

     (O) Incorporated by reference to the Company's Form 8-K dated June 9, 1995.

REPORTS ON FORM 8-K

The Company filed one report on Form 8-K for the fiscal year ended December 31, 1999 dated June 9, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EPIGEN, INC.


Date:  March 30, 2000                     By:  /s/ Donald C. Fresne
                                          -------------------------------------
                                          Donald C. Fresne, Chief Executive
                                          Officer, Chairman of the Board of
                                          Directors and President



In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2000                     By:  /s/ Donald C. Fresne
                                          -------------------------------------
                                          Donald C. Fresne, Chief Executive
                                          Officer, Chairman of the Board of
                                          Directors and President


Date:  March 30, 2000                     By:  /s/ Richard E. Kent
                                          -------------------------------------
                                          Richard E. Kent, Vice Chairman of the
                                          Board of Directors and Secretary


Date:  March 30, 2000                     By:  /s/ L. Courtney Schroder
                                          -------------------------------------
                                          L. Courtney Schroder, Treasurer
                                          (Principal Financial and Accounting
                                          Officer) and Director