Form 10QSB
period 2000-03-31
EPIGEN INC /DE
filed 2000-05-11
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2000
                                                  --------------

[_]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

                  For the transition period from __________ to __________

                         Commission file Number 1-11055

                                  Epigen, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             04-3120712
-------------------------------                           ----------------------
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

                             Yes [X]       No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at May 11, 2000 was 5,859,402.

Transitional Small Business Disclosure Format (check one)

                             Yes [X]       No [_]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets
           at March 31, 2000 and December 31, 1999   . . . . . . . . .       1

          Statements of Operations
           for the three month periods ended March 31, 2000
           and March 31, 1999 and cumulative from
           Inception (January 28, 1987) to March 31, 2000  . . . . . .       2

          Statements of Cash Flows
           for the three months periods ended March 31, 2000
           and March 31, 1999 and cumulative from
           Inception (January 28, 1987) to March 31, 2000  . . . . . .       3

          Notes to Financial  Statements  . . . . .  . . . . . . . . .     4 - 5

Item 2.   Management's Discussion and Analysis or
           Plan of Operations  . . . . . . . . . . . . . . . . . . . .     6 - 8


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . .       9



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000           1999
                                                   ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ....................   $     17,400    $    521,766
                                                   ------------    ------------
     Total current assets ......................         17,400         521,766

Office equipment, net of accumulated
 depreciation of $50,773 and $49,272 ...........         19,365          20,866
                                                   ------------    ------------
     Total assets ..............................   $     36,765    $    542,632



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable demand ...........................   $    105,805    $    120,805
 Notes payable - 25% interest ..................        200,000         200,000
 Notes payable - prime plus 5% .................        250,000         250,000
 Accrued interest-notes payable ................        268,596         245,163
 Accrued direct research and development costs .        583,135         597,685
 Accrued professional fees .....................        257,574         316,534
 Accrued payroll ...............................      1,332,710       1,312,348
 Other accrued expenses ........................        448,583         526,353
                                                   ------------    ------------
     Total current liabilities .................      3,446,403       3,568,888
                                                   ------------    ------------
Long Term Liabilities:
 Note payable - Long term ......................        800,000         750,000
                                                   ------------    ------------
     Total liabilities .........................      4,246,403       4,318,888
                                                   ============    ============

Stockholders' Equity:
 Preferred stock - 15,000,000 shares
  authorized of which 1,500,000 shares
  designated as Series A, $.001 par value,
  issued and outstanding - 350,000 shares at
  March 31, 2000 ...............................            350             350
 Common stock - 50,000,000 shares authorized,
  $.001 par value, 5,859,402 shares issued and
  outstanding at March 31, 2000 ................          5,859           5,811
 Additional paid-in capital ....................     16,323,298      16,323,298
 Deficit accumulated during development stage ..    (20,538,798)    (20,105,368)
 Less 5 shares of common stock held in treasury,
  at cost ......................................           (347)           (347)
                                                   ------------    ------------
     Total stockholders' equity ................     (4,209,638)     (3,776,256)
                                                   ------------    ------------
     Total liabilities & stockholders' equity ..   $     36,765    $    542,632
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                   For the Three   For the Three       from
                                   Months Ended    Months Ended    Inception to
                                     March 31,       March 31,       March 31,
                                       2000            1999            2000
                                   ------------    ------------    ------------
                                    (unaudited)     (unaudited)     (unaudited)
Revenues:
 Contract research .............   $       --      $       --      $      5,000
 Licensing fees ................           --              --             1,600
 Management fee income .........           --              --             3,072
 Interest income ...............           --              --           219,711
                                   ------------    ------------    ------------
                                           --              --           229,383
                                   ------------    ------------    ------------
Operating Costs & Expenses:
 Direct research and
  development ..................        141,553          21,145       8,139,106
 General and administrative ....        217,271         214,400      10,570,943
 Fees due to General Partner
  of the Predecessor and
  affiliates, forgiven and
  contributed to capital .......           --              --         1,188,893
 Interest expense, net .........         74,606          58,132         869,239
                                   ------------    ------------    ------------
     Total operating costs
      and expenses .............        433,430         293,677      20,768,181
                                   ------------    ------------    ------------

Net (loss) .....................   $   (433,430)   $   (293,677)   $(20,538,798)
                                   ============    ============    ============


Net loss per common share ......   $      (0.07)   $      (0.06)
                                   ============    ============

Weighted average
 number of shares of common
 stock outstanding .............      5,823,007       4,925,805
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

                                             EPIGEN, INC.
                                   (Formerly COD Associates, L.P.)
                                    (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS


                                                                                        Cumulative
                                                       For the Three   For the Three       from
                                                       Months Ended    Months Ended    Inception to
                                                         March 31,       March 31,       March 31,
                                                           2000            1999            2000
                                                       ------------    ------------    ------------
                                                        (unaudited)     (unaudited)     (unaudited)
Cash Flows from Operating Activities:
 Net loss ..........................................   $   (433,430)   $   (293,677)   $(20,538,798)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense ............          1,501           1,956         111,719
  Non-cash expenses paid in equity interest ........             49            --         2,811,462
  Non-cash compensation expense associated
   with the grant of stock options and warrants ....           --              --           427,964
 Debt converted to equity ..........................           --            76,680         945,831
 Changes in operating assets and liabilities:
 Increase (decrease) in accrued direct
  research and development costs ...................        (14,550)         20,772         583,135
 Increase (decrease) in accrued professional fees ..        (58,960)        (68,579)        257,574
 Increase (decrease) in accrued payroll ............         20,362          51,612       1,332,710
 Increase (decrease) in accrued expenses to
  affiliates, printing charges and other expenses ..        (54,338)         61,404         717,178
                                                       ------------    ------------    ------------
     Net cash used in operating activities .........       (539,366)       (149,832)    (13,351,225)
                                                       ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ......................           --              --           (74,133)
 Purchase of treasury stock ........................           --              --              (347)
 Decrease (increase) in note receivable from
  an officer/shareholder ...........................           --              --              --
 Decrease (increase) in other assets ...............           --              --            (3,025)
 Increase in organizational costs ..................           --              --           (53,925)
                                                       ------------    ------------    ------------
     Net cash used in investing activities .........           --              --          (131,430)
                                                       ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock ............           --               296       9,557,650
 Capital contributions .............................           --           209,715       2,141,600
 Proceeds from issuance of preferred stock .........           --              --           445,000
 Increase (decrease) in note payable-demand ........        (15,000)        (10,000)        105,805
 Net increase in notes payable - other .............         50,000            --         1,250,000
                                                       ------------    ------------    ------------
     Net cash provided by financing activities .....         35,000         200,011      13,500,055
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (504,366)         50,179          17,400
Cash and cash equivalents, beginning period ........        521,766          24,215            --
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period ...........   $     17,400    $     74,394    $     17,400
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

                                                  3

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation:

         The financial statements as of March 31, 2000 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.  Cash and Cash Equivalents:

         Cash and cash equivalents include all funds held in checking and money market accounts.

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

         The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 6% of the Company's Common Stock, or 433,705 shares. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract with Vacold for ongoing R&D has been negotiated at standard industry rates. Vacold is to be responsible for the optimization and demonstration of the new assay to prospective strategic partners.

5.  Equity Transactions During the Quarter Ended March 31, 2000 were as Follows:

         On March 13, 2000, the Company issued 48,527 shares of common stock to Mr. Robert Corsiglia to reflect the correction of a prior conversion of notes into common stock.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART I    FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

The Company presently is insolvent and unable to pay its debts as they become due. The officers have agreed temporarily to allow part of their salaries to accrue. Currently, liabilities exceed assets. Should a sufficient number of the company's creditors pursue the obligations owed them, the Company might be forced into a voluntary or involuntary bankruptcy.

The Company continues to pursue funding from a variety of sources. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital.

The Company believes that it has produced enough data indicating that the COD Test can be used as a confirmatory test for prostate cancer to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development of, or conduct prospective clinical trials on, new products. It has never been part of the Company's strategy to manufacture or market any of its products. The Company's plan is to enlist a strategic partner to complete the commercialization of products, design the protocol for clinical trials, assume responsibility for FDA approval, and subsequently manufacture and market the Company's assay. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with several major biopharmaceutical companies. The biopharmaceutical company will be responsible for obtaining all regulatory approvals in all the countries in which our product is to be sold. The Company anticipates that our partner will manufacture, market, and have the right to sublicense the technology. No assurances can be made that the Company will be successful in negotiating such a license agreement.

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 2.   Management's Discussion and Analysis or Plan of Operation (continued)
          ---------------------------------------------------------

                   Parameter        HCA                   PSA
                   ---------        ---                   ---
                   Sensitivity      96.4% (94%, 99%)     81.5%
                   Specificity      92.2% (89%, 96%)     51.6%
                   PPV(1)           90.9% (87%, 95%)     57.5%
                   NPV(2)           97%   (95%, 99%)     77.6%

         (1) Positive Predictive Value
         (2) Negative Predictive Value

The above table was developed in collaboration with a major biopharmaceutical company.

Sensitivity is a measure of true positive or false negative. If there are 100 lesions and a test identifies 80 of these, the sensitivity is 80%. True (+) 80, false negative (20).

Specificity is a measure of true negative or false positive. If there are 100 patients with no lesions and a test identifies 20 lesions, the specificity is 80%. True (-) 80, false (+) 20.

The study was done using IgM antibodies. Because of their smaller size and faster reactivity, the industry prefers IgG antibodies. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. These antibodies have faster reactivity and obviate problems indigenous to IgM antibodies. The Company is now engaged in discussions with certain major biopharmaceutical companies for a license agreement.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have had positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the COD Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. It is generally accepted that mammograms have a 66% false positive rate. The COD Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the COD Test should be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, this Test will eliminate the need for unnecessary sonograms and biopsies, reduce stress experienced by patients who have false positives, and result in substantial savings to the health care industry.

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 2.   Management's Discussion and Analysis or Plan of Operation (continued)
          ---------------------------------------------------------

In-vitro testing regarding the Company's therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Research on the Company's vaccine at Columbia Presbyterian has been put on hold until funding is available. Work on the Company's in-vivo imaging agent is being delayed until sufficient funds are available to continue such work.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II   OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended March 31, 2000
          ----------------------------------------------------------------------

In March 2000, Registrant issued 48,527 shares of its Common Stock to an existing shareholder as additional consideration for the conversion by such shareholder in 1998 of an aggregate of $58,545.83, of principal and interest owed by the Company to such shareholder pursuant to a repricing of the conversion option available to such shareholder from $2.66 per share to $.83 per share.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such shares in light of the fact that such shares were issued on a limited basis, without publication and the recipient of such shares is familiar with Registrant and its operations.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10.36 Agreement dated as of December 1, 1999 among Donald C. Fresne, Registrant and Biofund, Inc. relating to the guarantee by Biofund, Inc. of up to $800,000 of indebtedness by Registrant to the Bank of Millbrook.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 2000

                                       EPIGEN, INC.


                                       By:  /s/: Donald C. Fresne
                                            ------------------------------------
                                            Donald C. Fresne, Chief
                                            Executive Officer, Chairman of the
                                            Board of Directors and
                                            President

                                       By:  /s/: L. Courtney Schroder
                                            ------------------------------------
                                            L. Courtney Schroder, Treasurer
                                            and Chief Financial Officer