Form 10QSB
period 2000-06-30
EPIGEN INC /DE
filed 2000-08-11
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000
                                       -------------

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

        For the transition period from          to
                                       --------    --------

                         Commission file Number 1-11055
                                                -------

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

                              Yes [X]      No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at August 11, 2000 was 12,103,699.

Transitional Small Business Disclosure Format (check one)

                              Yes [X]      No [_]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets
             at June 30, 2000 and December 31, 1999 ......................    1

            Statements of Operations
             for the six month periods ended June 30, 2000
             and June 30, 1999 and for the three month periods
             ended June 30, 2000 and June 30, 1999, and cumulative
             from Inception (January 28, 1987) to June 30, 2000 ..........    2

            Statements of Cash Flows
             for the six month periods ended June 30, 2000
             and June 30, 1999 and cumulative from
             Inception (January 28, 1987) to June 30, 2000 ...............    3

            Notes to Financial Statements ................................    4

Item 2.   Management's Discussion and Analysis or  Plan of Operations ....    7


PART II - OTHER INFORMATION

Item 2(b) Rights of Equity Holders .......................................   10

Item 2(c) Information Regarding the Sale of Unregistered
          Securities During the Three Month Period Ended
          June 30, 2000 ..................................................   10

Item 3.   Defaults Upon Senior Securities ................................   11

Item 6.   Exhibits and Reports on Form 8-K ...............................   11


SIGNATURES ...............................................................   12

                                       EPIGEN, INC.
                              (Formerly COD Associates, L.P.)
                               (A Development Stage Company)
                                      BALANCE SHEETS

                                                                 June 30,       December 31,
                                                                  2000             1999
                                                             ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............................   $    104,307    $    521,766
   Loan and interest receivable ..........................        157,097            --
                                                             ------------    ------------
      Total Current Assets ...............................        261,404         521,766

Office equipment, net of accumulated depreciation of
  $52,274 and $49,272 ....................................         17,864          20,866
                                                             ------------    ------------
      Total Assets .......................................   $    279,268    $    542,632
                                                             ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable demand ...................................   $    105,805    $    120,805
   Notes payable - 25% interest ..........................         75,000         200,000
   Notes payable - prime plus 5% .........................           --           250,000
   Accrued interest-notes payable ........................        126,960         245,163
   Accrued direct research & development costs ...........        583,745         597,685
   Accrued professional fees .............................        301,286         316,534
   Accrued payroll .......................................        119,408       1,312,348
   Other accrued expenses ................................      2,045,264         526,353
                                                             ------------    ------------
      Total Current Liabilities ..........................      3,357,468       3,568,888
                                                             ------------    ------------
Long Term Liabilities:
   Note payable - Long term ..............................           --           750,000
                                                             ------------    ------------
      Total Liabilities ..................................      3,357,468       4,318,888
                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred stock 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.001 par
       value, issued and outstanding - 1,737,165 shares at
       June 30, 2000 .....................................          1,737             350
     500,000 shares designated as Series B, $.001 par
       value, issued and outstanding - 225,000 shares at
       June 30, 2000 .....................................            225            --
   Common stock - 50,000,000 shares authorized,
     $.001 par value, 5,814,476 shares issued and
     outstanding at June 30, 2000 ........................          5,814           5,811
   Additional paid-in capital ............................     17,933,851      16,323,298
   Deficit accumulated during development stage ..........    (21,019,827)    (20,105,368)
   Less 5 shares of common stock held in
     treasury, at cost ...................................           --              (347)
                                                             ------------    ------------
      Total Stockholders' Equity .........................     (3,078,200)     (3,776,256)
                                                             ------------    ------------
      Total Liabilities & Stockholders' Equity ...........   $    279,268    $    542,632
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

                                             1

                                                            EPIGEN, INC.
                                                   (Formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                        Cumulative
                                                        For the Three   For the Three   For the Six    For the Six        from
                                                        Months Ended    Months Ended    Months Ended   Months Ended    Inception to
                                                          June 30,        June 30,        June 30,       June 30,        June 30,
                                                           2000            1999            2000           1999             2000
                                                        (unaudited)     (unaudited)     (unaudited)    (unaudited)      (unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
Revenues:
 Contract research .................................   $       --      $       --      $       --      $       --      $      5,000
 Licensing fees ....................................           --              --              --              --             1,600
 Management fee income .............................           --              --              --              --             3,072
 Interest income ...................................         25,630            --            25,630            --           245,341
                                                       ------------    ------------    ------------    ------------    ------------
                                                             25,630            --            25,630            --           255,013
                                                       ------------    ------------    ------------    ------------    ------------

Operating Costs & Expenses:
 Direct research & development .....................        194,880          13,307         336,433          34,452       8,333,986
 General & administrative ..........................        279,903         192,538         497,174         406,938      10,850,846
 Fees due to General Partner of the Predecessor
  & affiliates, forgiven and contributed to capital            --              --              --              --         1,188,893
 Interest expense, net .............................         31,877          61,035         106,483         119,167         901,116
                                                       ------------    ------------    ------------    ------------    ------------
      Total Operating Costs & Expenses .............        506,660         266,880         940,090         560,557      21,274,841
                                                       ------------    ------------    ------------    ------------    ------------

Net (loss) .........................................   $   (481,030)   $   (266,880)   $   (914,460)   $   (560,557)   $(21,019,828)
                                                       ============    ============    ============    ============    ============

Net loss per common share ..........................   $      (0.08)   $      (0.05)   $      (0.16)   $      (0.11)
                                                       ============    ============    ============    ============

Weighted average
Number of shares of common stock outstanding .......      5,848,170       5,082,475       5,832,187       4,992,949
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

                                                                  2

                                              EPIGEN, INC.
                                     (Formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                            For the Six     For the Six        from
                                                            Months Ended   Months Ended    Inception to
                                                             June 30,        June 30,        June 30,
                                                               2000            1999            2000
                                                            (unaudited)     (unaudited)     (unaudited)
                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net loss ..............................................   $   (914,460)   $   (560,557)   $(21,019,828)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense ................          3,002           4,127         113,220
  Non-cash expenses paid in equity interest ............              4            --         2,811,417
  Non-cash compensation expense associated
   with the grant of stock options and warrants ........           --              --           427,964
 Debt converted to equity ..............................      1,387,165          76,680       2,332,996
 Changes in operating assets and liabilities:
 Increase (decrease) in accrued direct
  research and development costs .......................        (13,940)         20,307         583,745
 Increase (decrease) in accrued professional fees ......        (15,248)        (66,014)        301,286
 Increase (decrease) in accrued payroll ................     (1,192,940)        242,391         119,408
 Increase (decrease) in accrued expenses to
  affiliates, printing charges and other expenses ......      1,400,708         160,863       2,172,224
                                                           ------------    ------------    ------------
     Net cash provided by (used in) operating activities        654,291        (122,203)    (12,157,568)
                                                           ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ..........................           --            (1,072)        (74,133)
 Retirement of treasury stock ..........................            347            --              --
 Decrease (increase) in note receivable from
  an officer/shareholder ...............................       (157,097)           --          (157,097)
 Decrease (increase) in other assets ...................           --              --            (3,025)
 Increase in organizational costs ......................           --              --           (53,925)
                                                           ------------    ------------    ------------
     Net cash used in investing activities .............       (156,750)         (1,072)       (288,180)
                                                           ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock ................           --               296       9,557,650
 Capital contributions .................................           --           209,715       2,141,600
 Proceeds from issuance of preferred stock .............        225,000            --           670,000
 Increase (decrease) in note payable-demand ............        (15,000)        (15,000)        105,805
 Net decrease in notes payable - other .................     (1,125,000)           --            75,000
                                                           ------------    ------------    ------------
     Net cash provided by (used in) financing activities       (915,000)        195,011      12,550,055
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ...       (417,459)         71,736         104,307
Cash and cash equivalents, beginning period ............        521,766          24,215            --
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of period ...............   $    104,307    $     95,951    $    104,307
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

                                                    3

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation:

     The financial statements as of June 30, 2000 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the six month periods ended June 30, 2000 and June 30, 1999 and the three month periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.  Cash and Cash Equivalents:

     Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements:

     The Company's technology was originally licensed from Boston Biomedical Research Institute (BBRI). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide for royalty payments not to exceed $10,000,000 per year to BBRI equal to 3% of the net selling price. The royalty agreement expires the later of ten years from the first commercial sale of any such products or the expiration of any applicable patent.

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


4.  Licensing Agreements (cont.):

     During 1993, the Company entered into an agreement with Massachusetts General Hospital ("MGH") to license certain antibodies for use in developing the in vitro diagnostic test, the in vivo imaging agent and the therapeutic vaccine. Under the agreement, the Company is required to pay royalties ranging from 2% to 5% of the net sales price, as defined, depending on the country in which the product is sold. The term of the agreement expires, on a country- by-country basis, eight years after the first commercial sale or for the life of a valid patent in a country, whichever occurs first.

     Pursuant to the Company's agreement with BBRI, if royalties are to be paid to both BBRI and MGH, the royalty otherwise payable to BBRI will be reduced so that the total royalty paid to BBRI and MGH does not exceed 6% of the net selling price of any licensed product or process. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50%.

     The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 433,705 shares of the Company's Common Stock. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract has been negotiated with Vacold for ongoing R&D. Currently, Vacold is to be responsible for the optimization and demonstration of the new assay to prospective strategic partners.

5.  Loan and Interest Receivable:

     On June 7, 2000, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214. The aggregate of principal and interest due through June 30, 2000 is $157,097.

6.  Loan and Interest Payable:

     Included in other accrued expenses is a Promissory Note dated June 7, 2000 issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $356,214. The aggregate of principal and interest due through June 30, 2000 is $358,228.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


7.  Equity Transactions During the Quarter Ended June 30, 2000 were as follows:

     On June 6, 2000, the Company reduced the number of outstanding shares of common stock by 44,926 shares to reflect the adopted listing of record ownership by the Company's transfer agent, American Stock Transfer & Trust Company.

     On June 6, 2000, the Company retired the 25,795 shares of common stock issued and held as treasury shares by the Company.

8.  Preferred Stock:

     (a) Series A Preferred:
          On June 28, 2000, Donald Fresne converted $1,387,165 of debt into 1,387,165 shares of the Company's Series A Preferred Stock.

     (b) Series B Preferred:
          On June 28, 2000, there were 225,000 shares of the Company's Series B Preferred Stock issued for net proceeds of $225,000.

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

During the period from June 28, 2000 through August 2, 2000, however, the Company completed a series of transactions which reduced its outstanding liabilities by an aggregate of $2,966,415 from $4,607,906 to $1,641,491. As a result of such transactions, the Company issued an aggregate of 2,393,114 shares of its Common Stock, and 1,493,306 shares of its Series A Preferred Stock.

The Company continues to pursue funding from a variety of sources. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital.

The Company believes that it has produced enough data indicating that the COD Test can be used as a confirmatory test for prostate cancer to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development of, or conduct prospective clinical trials on, new products. It has never been part of the Company's strategy to manufacture or market any of its products. The Company's plan is to enlist a strategic partner to complete the commercialization of products, design the protocol for clinical trials, assume responsibility for FDA approval, and subsequently manufacture and market the Company's assay. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with several major biopharmaceutical companies. The biopharmaceutical company may be responsible for obtaining all regulatory approvals in all the countries in which our product is to be sold. The Company anticipates that our partner will manufacture, market, and have the right to sublicense the technology. No assurances can be made that the Company will be successful in negotiating such a license agreement.

The Company continues to pursue its business plan to the extent resources permit.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


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

The study was done using IgM antibodies. Because of their smaller size and faster reactivity, the industry prefers IgG antibodies. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. These antibodies have faster reactivity and obviate problems indigenous to IgM antibodies. The Company is now optimizing its assay, i.e., testing the various combinations of IgG antibodies to determine which combination gives the best results, which has led to discussions with certain major biopharmaceutical companies for a license agreement.

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


In-vitro testing regarding the Company's therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Research on the Company's vaccine at Columbia Presbyterian has been deferred until funding is available. Work on the Company's in-vivo imaging agent is being delayed until sufficient funds are available to continue such work.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II  OTHER INFORMATION

Item 2(b)  Rights of Equity Holders
           ------------------------

During June 2000, Registrant issued shares of its Series B Preferred Stock. The terms of such Series B Preferred Stock were amended prior to issuance to provide that the holders of such shares are entitled to a liquidation preference of
$1.00 per share, which preference is senior to the rights of holders of all other classes of Registrant's securities in the event of Registrant's liquidation.

Item 2(c) Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended June 30, 2000
           --------------------------------------------------------------------

In June 2000, Registrant issued to Donald C. Fresne, its Chairman, President and Chief Executive Officer, 1,387,165 shares of its Series A Preferred Stock in exchange for the contribution to Registrant's capital of an aggregate of $1,387,164.85 of accrued but unpaid salary and interest and other unpaid expenses incurred by him on behalf of Registrant.

In June 2000, Registrant issued to three of its existing shareholders an aggregate of 225,000 shares of its Series B Preferred Stock at a price of $1.00 per share.

Information regarding the foregoing transactions is contained in Registrant's Report on Form 8-K dated June 28, 2000 which is incorporated herein by reference.

In June 2000, Registrant issued options to purchase 37,000 shares of Common Stock at $.50 per share to Richard E. Kent, Registrant's Vice Chairman and Secretary pursuant to Mr. Kent's employment agreement with Registrant.

In June 2000, Registrant issued 12,000 shares of its Common Stock to each of Richard E. Kent and L. Courtney Schroder in lieu of accrued director's fees of $12,000 owed to each of them.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such shares in light of the fact that such shares were issued on a limited basis, without publication and the recipients of such shares are familiar with Registrant and its operations.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 3.    Defaults Upon Senior Securities
           -------------------------------

Registrant presently is in default with respect to the payment of principal and interest on an aggregate of $75,000 of principal amount of Registrant's 25% Unsecured Promissory Notes. Aggregate accrued but unpaid interest thereon as of June 30, 2000 is $52,896.69. The principal amount of such Notes matured on September 8, 1998.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits-None

           (b) Reports on Form 8-K

               Registrant  filed a report  on Form 8-K  dated  June 28,  2000 in connection with a series of transactions resulting in the satisfaction of its secured debt to the Bank of Millbrook and the issuance of various classes of Registrant's securities in connection therewith.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000
                                       EPIGEN, INC.


                                       By:  /s/:  Donald C. Fresne
                                            ----------------------------------
                                            Donald C. Fresne, Chief
                                            Executive Officer, Chairman of the
                                            Board of Directors and President

                                       By:  /s/:  L. Courtney Schroder
                                            ----------------------------------
                                            L. Courtney Schroder, Treasurer
                                            and Chief Financial Officer