Form 10QSB
period 2000-09-30
EPIGEN INC /DE
filed 2000-11-13
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE ACT

         For the transition period from _______ to _______


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


             69 North Tower Hill Road, PO Box L, Millbrook, NY 12545
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (845) 677-5317
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


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

                               Yes [X]    No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at November 10, 2000 was 12,567,276.

Traditional Small Business Disclosure Format (check one)

                               Yes [X]    No [_]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

     Balance Sheets
      at September 30, 2000 and December 31, 1999 ..................        1

     Statements of Operations
      for the nine month periods ended September 30, 2000
      and September 30, 1999 and for the three month periods
      ended September 30, 2000 and September 30, 1999, and
      cumulative from Inception (January 28, 1987) to
      September 30, 2000    ........................................        2

     Statements of Cash Flows
      for the nine month periods ended September 30, 2000
      and September 30, 1999 and cumulative from
      Inception (January 28, 1987) to September 30, 2000 ...........        3

     Notes to Financial Statements .................................    4 - 6

Item 2.    Management's Discussion and Analysis
            or Plan of Operation ...................................    7 - 8


PART II    OTHER INFORMATION

Item 2.(c) Information Regarding the Sale of Unregistered
            Securities During the Three Month Period Ended
            September 30, 2000  ....................................        9

Item 3.    Defaults Upon Senior Securities .........................        9

Item 6.    Exhibits and Reports on Form 8-K ........................        9


SIGNATURES .........................................................       10

                                       EPIGEN, INC.
                              (formerly COD Associates, L.P.)
                               (A Development Stage Company)
                                      BALANCE SHEETS

                                                             September 30,   December 31,
                                                                 2000           1999
                                                             ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............................   $     41,128    $    521,766
   Loan and interest receivable ..........................        160,631            --
                                                             ------------    ------------
      Total Current Assets ...............................        201,759         521,766

Office equipment, net of accumulated depreciation of
  $53,775 and $49,272 ....................................         16,363          20,866
                                                             ------------    ------------
      Total Assets .......................................   $    218,122    $    542,632
                                                             ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable demand ...................................   $    105,805    $    120,805
   Notes payable - 25% interest ..........................         75,000         200,000
   Notes payable - prime plus 5% .........................           --           250,000
   Accrued interest-notes payable ........................        134,054         245,163
   Accrued direct research & development costs ...........        494,237         597,685
   Accrued professional fees .............................        321,634         316,534
   Accrued payroll .......................................        158,520       1,312,348
   Other accrued expenses ................................        589,256         526,353
                                                             ------------    ------------
      Total Current Liabilities ..........................      1,878,506       3,568,888
                                                             ------------    ------------
Long Term Liabilities:
   Note payable - Long term ..............................           --           750,000
                                                             ------------    ------------
      Total Liabilities ..................................      1,878,506       4,318,888
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.001 par
       value, issued and outstanding - 1,843,306 shares at
       September 30, 2000 ................................          1,843             350
     500,000 shares designated as Series B, $.001 par
       value, issued and outstanding - 375,000 shares at
       September 30, 2000 ................................            375            --
   Common stock - 50,000,000 shares authorized,
     $.001 par value, 12,312,791 shares issued and
     outstanding at September 30, 2000 ...................         12,313           5,811
   Additional paid-in capital ............................     19,780,656      16,323,298
   Deficit accumulated during development stage ..........    (21,455,571)    (20,105,368)
   Less 5 shares of common stock held in
     treasury, at cost ...................................           --              (347)
                                                             ------------    ------------
      Total Stockholders' Equity .........................     (1,660,384)     (3,776,256)
                                                             ------------    ------------

      Total Liabilities & Stockholders' Equity ...........   $    218,122    $    542,632
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

                                             1

                                                            EPIGEN, INC.
                                                   (formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                      For the Three   For the Three   For the Nine    For the Nine        from
                                                      Months Ended    Months Ended    Months Ended    Months Ended    Inception to
                                                      September 30,   September 30,   September 30,   September 30,   September 30,
                                                          2000            1999             2000            1999           2000
                                                      ------------    ------------    ------------    ------------    ------------
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues:
 Contract research ................................   $       --      $      5,000    $       --      $      5,000    $      5,000
 Licensing fees ...................................           --              --              --              --             1,600
 Management fee income ............................           --              --              --              --             3,072
 Interest income ..................................          3,534            --            29,164            --           248,875
 Cancellation of debt income ......................        154,109            --           154,109            --           154,109
                                                      ------------    ------------    ------------    ------------    ------------
                                                           157,643           5,000         183,273           5,000         412,656
                                                      ------------    ------------    ------------    ------------    ------------

Operating Costs & Expenses:
 Direct research & development ....................        330,910         206,777         667,343         241,229       8,664,896
 General & administrative .........................        245,248         199,360         742,423         606,298      11,096,094
 Fees due to General Partner of the Predecessor
  & affiliates, forgiven and contributed to capital           --              --              --              --         1,188,893
 Interest expense, net ............................         17,228          62,571         123,711         181,738         918,344
                                                      ------------    ------------    ------------    ------------    ------------
      Total Operating Costs & Expenses ............        593,386         468,708       1,533,477       1,029,265      21,868,227
                                                      ------------    ------------    ------------    ------------    ------------

Net (loss) ........................................   $   (435,743)   $   (463,708)   $ (1,350,204)   $ (1,024,265)   $(21,455,571)
                                                      ============    ============    ============    ============    ============

Net loss per common share .........................   $      (0.04)   $      (0.09)   $      (0.17)   $      (0.20)
                                                      ============    ============    ============    ============

Weighted average number
 of shares of common stock outstanding ...........     10,621,082       5,325,088       7,749,516       5,092,591
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

                                                                  2

                                              EPIGEN, INC.
                                     (formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                           For the Nine    For the Nine       from
                                                           Months Ended    Months Ended    Inception to
                                                           September 30,   September 30,   September 30,
                                                               2000            1999            2000
                                                           ------------    ------------    ------------
                                                            (unaudited)     (unaudited)     (unaudited)
Cash Flows from Operating Activities:
 Net loss ..............................................   $ (1,350,204)   $ (1,024,265)   $(21,455,572)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization expense ................          4,502           6,172         114,720
  Non-cash expenses paid in equity interest ............            (36)           --         2,811,377
  Non-cash compensation expense associated
   with the grant of stock options and warrants ........           --              --           427,964
 Debt converted to equity ..............................      2,812,306         379,680       3,758,137
 Changes in operating assets and liabilities:
   Increase (decrease) in accrued direct
    research and development costs .....................       (103,448)        119,015         494,237
   Increase (decrease) in accrued professional fees ....          5,100         (56,250)        321,634
   Increase (decrease) in accrued payroll ..............     (1,153,828)         63,445         158,520
   Increase (decrease) in accrued expenses to
    affiliates, printing charges and other expenses ....        (48,206)         56,297         723,310
                                                           ------------    ------------    ------------
     Net cash provided by (used in) operating activities        166,186        (455,906)    (12,645,673)
                                                           ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ..........................           --            (1,072)        (74,133)
 Retirement of treasury stock ..........................            347            --              --
 Decrease (increase) in note receivable from
  an officer/shareholder ...............................       (160,631)           --          (160,631)
 Decrease (increase) in other assets ...................           --              --            (3,025)
 Increase in organizational costs ......................           --              --           (53,925)
                                                           ------------    ------------    ------------
     Net cash used in investing activities .............       (160,284)         (1,072)       (291,714)
                                                           ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock ................        278,460           1,004       9,836,110
 Capital contributions .................................           --           409,531       2,141,600
 Proceeds from issuance of preferred stock .............        375,000          50,000         820,000
 Increase (decrease) in note payable-demand ............        (15,000)        (20,000)        105,805
 Net decrease in notes payable - other .................     (1,125,000)           --            75,000
                                                           ------------    ------------    ------------
     Net cash provided by (used in) financing activities       (486,540)        440,535      12,978,515
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ...       (480,638)        (16,443)         41,128
Cash and cash equivalents, beginning period ............        521,766          24,215            --
                                                           ------------    ------------    ------------
Cash and cash equivalents, end of period ...............   $     41,128    $      7,772    $     41,128
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

                                                    3

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation:

         The financial statements as of September 30, 2000 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the nine month periods ended September 30, 2000 and September 30, 1999 and the three month periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.     Cash and Cash Equivalents:

         Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.     Net Loss per Share:

         Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.     Licensing Agreements:

         The Company's technology was originally licensed from Boston Biomedical Research Institute (BBRI). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin except in the case of the Company's arrangements with the University of Oslo described below. The payment of 3% royalties expires on the tenth anniversary of the first commercial sale of any such products.

         During 1992, the Company entered into a contract with the University of Oslo (the "University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties. Pursuant to the Company's agreement with BBRI, the royalty payable to BBRI is fixed at 4.5% for the net selling price of any covered product for which a royalty is also payable to the University.

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

         Pursuant to the Company's agreement with BBRI, if royalties are to be paid to both BBRI and MGH, the aggregate royalty payable to BBRI and MGH shall not exceed 6% of the net selling price of any licensed product or process. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50% to between 1 and 2.5%.

         The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 433,705 shares of the Company's common stock. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract was negotiated with Vacold for ongoing R&D. Vacold was to be responsible for the optimization and demonstration of the new assay to prospective strategic partners. The Agreements with Vacold were terminated on October 1, 2000 by mutual consent. The Company is opening a new laboratory at the University of Rochester in Rochester, NY, to continue the development of diagnostics.

5.     Loan and Interest Receivable:

         On June 7, 2000, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214. The aggregate of principal and interest due through September 30, 2000 is $160,631.

6.     Loan and Interest Payable:

         Included in other accrued expenses is a Promissory Note dated June 7, 2000 issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $356,214. The aggregate of principal and interest due through September 30, 2000 is $366,287.

7. Equity Transactions During the Quarter Ended September 30, 2000 were as follows:

         On August 11, 2000, the Company reduced the number of outstanding shares of common stock by 40,571 shares to reflect the adopted listing of record ownership by the Company's transfer agent, American Stock Transfer & Trust Company. The adjustment was disclosed in registration format, as of August 11, 2000, in the Company's Form 10-QSB for the quarter ended June 30, 2000. However, such adjustment was not reflected in the Company's financial statements for the period ended June 30, 2000.

         The Company issued 1,840,000 shares of common stock at $0.50 per share to investors affiliated with Biofund, Inc. as part of a refinancing of its arrangements with Biofund, Inc.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


7. Equity Transactions During the Quarter Ended September 30, 2000 were as follows (cont.):

         The Company recorded the issuance of 24,000 shares of common stock at $1.00 per share to two of the Directors of the Company at 12,000 shares each in satisfaction of the Company's obligation of Director fees due. The sales of these shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

         The Company recorded the issuance of 529,114 shares of common stock to certain holders of its 25% Bridge Notes and prime plus 5% Promissory Notes in satisfaction of an aggregate of $375,000 of principal amount of the Company's obligations to such investors. Such investors also agreed to contribute an aggregate of $154,109 in accrued interest to the capital of the Company. The shares were issued at a price per share to such investors to reflect conversions of debt as well as cancellation of debt income to the Company. The sales of these shares were recorded at par value, with the balance of the purchase prices recorded as additional paid in capital.

         In addition, the Company sold 3,936,680 shares of common stock at $0.01 per share to the equity holders of Biofund, Inc. Pursuant to an exercise of the warrant granted to Biofund, Inc. in accordance with its agreement with the Company dated as of December 1, 1999. Such warrant was assigned, pro rata, to the equity holders of Biofund, Inc. and exercised by such equity holders upon repayment by the Company of its obligations to Biofund, Inc. in the aggregate amount of 39,368. The sales of these shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

         The Company sold two units, each full unit consisting of 100,000 shares of the Company's common stock and a Series I Warrant to purchase 100,000 shares of common stock at a price per share of $2.00 through August 31, 2003, for a total of 200,000 shares of common stock at $1.15 per share to investors. These shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

         The Company sold to two shareholders 4,546 shares each, for a total of 9,092 shares of common stock at $1.00 per share in connection with the exercise of warrants. These shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

8.     Preferred Stock

         (a) Series A Preferred:

                  On July 27, 2000, Richard Kent, the Company's Vice Chairman and Secretary, converted $106,141 of debt owed to him by the Company into 106,141 shares of the Company's Series A Preferred Stock.

         (b) Series B Preferred:

                  On August 2, 2000, 150,000 shares of the Company's Series B Preferred Stock were issued for net proceeds of $150,000 to four investors.

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

During the period from June 28, 2000 through August 2, 2000, however, the Company completed a series of conversions of debt to stock which reduced its outstanding liabilities by an aggregate of $2,966,415 from $4,607,906 to $1,641,491. As a result of such conversions, the Company issued an aggregate of 2,393,114 shares of its common stock, and 1,493,306 shares of its Series A Preferred Stock.

The Company continues to pursue funding from a variety of sources. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital.

The Company believes that it has produced enough data indicating that the HCA Test can be used as a confirmatory test for prostate cancer to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development of, or conduct prospective clinical trials on, new products. It has never been part of the Company's strategy to manufacture or market any of its products. The Company's plan is to enlist a strategic partner to complete the commercialization of products, design the protocol for clinical trials, assume responsibility for FDA approval, and subsequently manufacture and market the Company's assay. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with several major biopharmaceutical companies. The biopharmaceutical company may be responsible for obtaining all regulatory approvals in all the countries in which our product is to be sold. The Company anticipates that our partner will manufacture, market, and might have the right to sublicense the technology. No assurances can be made that the Company will be successful in negotiating such a license agreement;  however,  in  October,  the Company  entered  into a  Memorandum  of
Understanding with a biopharmaceutical company to develop and market therapeutics utilizing the Company's patented antigen. This agreement will be subject to a definitive contract.

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho- Clinical Diagnostics, John L. Daiss, Ph.D., former Chief Scientist, and several technicians formerly employed by Ortho-Clinical Diagnostics. The Company opened a laboratory at the University of Rochester in Rochester, NY, to continue the development of its products.

The Company continues to pursue its business plan to the extent resources permit.

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The Company

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 2.  Management's Discussion and Analysis or Plan of Operation (cont.)
         ---------------------------------------------------------

believes that the results demonstrate the viability of the HCA Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

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

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have had positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. It is generally accepted that mammograms have a 66% false positive rate. The HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, this Test will eliminate the need for unnecessary sonograms and biopsies, reduce stress experienced by patients who have false positives, and result in substantial savings to the health care industry.

In-vitro testing regarding the Company's therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Reference the Memorandum of Understanding referred to above. Research on the Company's vaccine at Columbia Presbyterian has been deferred until funding is available.

                                 EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II    OTHER INFORMATION

Item 2.(c) Information Regarding the Sale of Unregistered Securities
           During the Three Month Period Ended September  30, 2000
           ---------------------------------------------------------

During the months of August and September, the Company issued 529,114 shares of common stock to certain holders of its 25% Bridge Notes and certain other promissory notes in satisfaction of an aggregate of $375,000 of principal amount of the Company's obligations to such investors at prices ranging from $.606 per share to $1.00 per share. Such investors also agreed to contribute an aggregate of $154,109 in accrued interest to the capital of the Company.

In each of August and September 2000, the Company sold a unit, each full unit consisting of 100,000 shares of the Company's common stock and a Series I Warrant to purchase 100,000 shares of common stock at a price per share of $2.00 through August 31, 2003, for a total of 200,000 shares of common stock at $1.15 per share to investors.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such shares in light of the fact that such shares were issued on a limited basis, without publication and the recipients of such shares are familiar with Registrant and its operations.

In August 2000, the Company sold to two shareholders 4,546 shares each, for a total of 9,092 shares of common stock at $1.00 per share in connection with the exercise of warrants.

In July 2000, Richard Kent, the Company's Vice Chairman and Secretary, converted $106,141 of debt owed to him by the Company into 106,141 shares of the Company's Series A Preferred Stock.

In August 2000, the Company issued 150,000 shares of the Company's Series B Preferred Stock to four investors at a price of $1.00 per share.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

At September 30, 2000, Registrant was in default with respect to the payment of principal and interest on an aggregate of $75,000 of principal amount of Registrant's 25% Unsecured Promissory Notes. Aggregate accrued but unpaid interest thereon as of September 30, 2000 is $57,610. The principal amount of such Notes matured on September 8, 1998.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)     Exhibits-None

           (b)     Reports on Form 8-K-None

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 2000

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