Form 10KSB
period 2000-12-31
EPIGEN INC /DE
filed 2001-03-29
CIK 879354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(Mark One)

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For Fiscal Year Ended:  December 31, 2000

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


                                 (845) 677-5317
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                     ------------------------
Units, each consisting of two shares of Common Stock,
two Class A Warrants and one Class B Warrant..........           None
Common Stock, par value $.001 per share...............           None
Class A Warrants......................................           None
Class B Warrants......................................           None


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

The number of shares of Common Stock, $.001 par value per share, outstanding as of March 29, 2001 was 12,887,276.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.     Annual report on Form 10-KSB for the fiscal year ended December 31, 1997.
2.     Information Statement on Schedule 14C dated August 9, 1997.
3.     Annual report on Form 10-KSB for the fiscal year ended December 31, 1998.
4.     Annual report on Form 10-KSB for the fiscal year ended December 31, 1999.
5.     Quarterly Report on Form 10-QSB for the period ended March 31, 2000.
6.     Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
7.     Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
8.     Current Report on Form 8-K dated June 28, 2000.

As used in this Form 10-KSB, the terms "we", "us", "our" and "Company" refer to Epigen, Inc., a Delaware corporation incorporated on April 24, 1991, and its predecessor, COD Associates, L.P., a Delaware limited partnership.

Forward-Looking Statements
--------------------------
Except for historical information contained in this document, this Annual Report on Form 10-KSB contains certain forward looking-statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act"), and section 21E of the Securities Exchange Act of 1934, as amended. In light of important factors that can materially affect results, the inclusion of forward looking information should not be regarded as a representation by the Company or any person that the objectives or plans of the Company will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture our products; competitive conditions within the industry may change adversely; upon development of our products, demand for our products may weaken; the market may not accept our products; we may be unable to retain existing key management or research personnel; our forecasts may not accurately anticipate market demand; and there may be material adverse changes in our business and operations. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for our technologies; obtaining additional financing to support our operations, obtaining regulatory approvals for our technologies; complying with other governmental regulations applicable to our business; consummating arrangements with corporate partners for product development;

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

                                     PART I


ITEM 1.  BUSINESS

Introduction
------------
Epigen, Inc. (the "Company") was incorporated in Delaware on April 24, 1991 to become the successor to COD Associates, L.P. ("COD"), a Delaware limited partnership. Effective May 1, 1991, all interests and rights of COD were assigned to, and certain obligations and liabilities of COD were assumed by, the Company in exchange for the issuance of shares of the Company's Common Stock to the partners of COD.

The Company is developing products to monitor, diagnose and treat cancer in a more effective, less expensive and less invasive manner than other products currently available. If approved for sale by the appropriate regulatory authorities, these products will utilize the Company's proprietary Human Carcinoma Antigen ("HCA") and its proprietary monoclonal antibody ("mAb") technology to detect and monitor carcinomas and to develop monoclonal antibody therapeutics, and vaccines for the treatment of epithelial carcinomas. The Company's products are all based on proprietary technology developed first at Massachusetts General Hospital ("MGH") and then further developed at Boston Biomedical Research Institute ("BBRI") by Dr. John Codington.

The HCA (Human Carcinoma Antigen) Test
--------------------------------------
The Company has completed the basic development of an in-vitro blood test (outside the body), a diagnostic blood test for cancer (the HCA Test) that uses the Company's technology. The HCA Test will be used as a confirmatory test for breast and prostate cancers. HCA is found in large quantities on the cell surface of nearly all carcinomas, and is generally absent in healthy cells. The Company is also presently planning to develop a confirmatory blood test for colorectal, ovarian, and lung cancers using its HCA technology.

Carcinomas are cancers comprised of epithelial cells. Epithelial cells are those that form the outer layer of skin, those that line all portions of the body that have contact with external air (such as the eyes, ears, nose, throat, lungs), and those that are specialized for secretion, such as the liver, kidneys, urinary and reproductive tract. Carcinomas may arise in almost any structure of the body. Epigen's HCA has been demonstrated to appear on at least 12 different carcinomas, including, breast, prostate, lung, colon, adrenal cortex, ovary, uterus, kidney (renal cell), bladder, liver, pancreas, and stomach carcinomas.

A four-year clinical study at The Massachusetts General Hospital on 100 breast cancer patients using an IgM antibody has been completed. During this study period, the Company has raised new IgG antibodies that are to be used in a more sensitive (sandwich) assay. The serum samples will be re-run using the new assay to determine the predictive and the monitoring values of the technology. This work is expected to be completed during the third quarter of 2001.

Prostate Cancer
---------------
A clinical study on 433 patients in collaboration with a major biopharmaceutical company has been completed. This study has demonstrated the ability of this assay to distinguish between BPH (benign prostatic hyperplasia) and cancer. The results of such study indicate that the HCA Test has significantly better specificity than the tests currently being used.

This study employed the use of IgM antibodies. The industry prefers IgG antibodies because they are 20% of the size of IgM antibodies, have much shorter reactive time, and better sensitivity and specificity. The Company has successfully raised new IgG antibodies, and is currently involved in demonstrating the efficacy of these new antibodies. The Company is currently negotiating a strategic alliance to manufacture and market this test for a fully automated laboratory system on an exclusive worldwide basis. Management believes the HCA Test can save the health care industry approximately one billion dollars per year, by eliminating unnecessary follow-up procedures, such as biopsies, sonograms and physician consultations.

The Company anticipates that it will assume the responsibility for regulatory approvals in the United States. The Company assumes that a strategic partner will assume the responsibility for regulatory approval in Europe and Japan, and will conduct the required clinical trials in those regions.

Other Cancers
-------------
In order for the HCA Test to be commercially acceptable to potential users such as hospitals and clinical laboratories, at a minimum it must be functionally comparable to antigen-based blood tests currently used to monitor at least one major category of carcinoma. Company data indicate that with advanced breast cancer patients, the HCA Test picks up abnormals (cancers) better than current bio-markers used to monitor breast cancer patients. Company data further indicate that the HCA Test can predict a recurrence in some cases up to eight months before a physician can clinically make that determination. The Company believes that the HCA Test may be superior to other antigen-based blood tests for breast, prostate, ovarian, and colon cancer. The Company expects that the HCA Test should reduce the need for subsequent imaging and biopsy procedures. At this time, any conclusion as to whether the HCA Test is superior or comparable to other tests is dependent upon the results of prospective clinical trials.

The Company continues to seek funding for immediate development of new assays, including a screen for ovarian cancer, a specific test for colorectal cancer, a confirmatory test or screen for breast cancer, and a test for lung cancer. The Company believes that each new successful assay will allow the Company to negotiate an additional license agreement for the marketing and distribution of that assay.

In-Vivo Imaging Agent
---------------------
The Company also intends to develop an in-vivo (inside the body) imaging agent designed to assist in the diagnosis and staging (i.e., determining whether cancer has spread to other organs) of carcinoma patients. The in-vivo imaging agent consists of one of the Company's proprietary monoclonal antibodies linked with a radioactive label. When this compound is injected into a patient, it finds the carcinoma and specifically marks it. Then, through the use of a scintillation camera, the radioactive label should be detectable and displayable on a computer screen or hard copy similar to an X-ray confirming the diagnosis and location of the carcinoma, indicating whether the tumor has metastasized and showing the location of the metastases. The in-vivo imaging agent may also be used as a post-operative check to determine whether all cancer has been removed.

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

The Company does not have resources to complete the IND, develop the test, or manufacture and market the in-vivo imaging agent and will seek to raise equity capital and to enter into arrangements with third parties to fund the extensive clinical trials required by the regulatory process in return for marketing rights to the product.

Therapeutics
------------
The Company has signed a Memorandum of Understanding with Medarex, Inc. to jointly develop monoclonal antibody therapeutics. Epigen will contribute its proprietary HCA (the target) which appears on the carcinoma, and Medarex will provide and immunize transgenic mice which have the ability to produce human antibodies. The therapeutic will be jointly owned by the two companies on a 50/50 basis.

Preliminary tests on mice have shown that when immunized with the Company's anti-idiotypic HCA monoclonal antibody and subsequently challenged with malignant tumors, the mice continue to live a normal life. Mice which had not been immunized and so challenged with malignant tumors died within two weeks.

Results of in-vitro tests have also shown that our monoclonal antibodies kill cancer cells within one hour and do not kill normal cells, indicating that our antibodies hold great promise as a therapeutic.

The initial application for the monoclonal therapeutic antibody would be for use as a postoperative treatment subsequent to the removal of a carcinoma. The procedure would involve injection of the therapeutic containing the antibodies into the patient. The antibodies would then locate and kill the circulating cancer cells that cause metastasis or the recurrence of a malignant tumor without side effects to the patient. Biostatistical data are available from patients who have had carcinomas removed at various stages and who have had recurrences two to three years following their operation to establish the effectiveness of the therapy within three years from commencement of this study.

Impact of Regulation
--------------------
Marketing the Company's products will be subject to regulatory approval by the FDA and comparable agencies of foreign countries, none of which have been obtained. The regulatory process in the United States and abroad, including the required pre-clinical testing for the in-vivo imaging agent and the therapeutic differs for each product but is generally lengthy and expensive. The Company will be required to demonstrate that it can manufacture these products in a reproducible manner, that the products are safe in animal models and that there is a basis for believing that they may be effective in humans prior to clinical trials. For products which require full clinical testing, trials are arranged to evaluate the product's pharmacological actions and possible side effects (Phase
I). If acceptable product safety is demonstrated, the product is then tested for effectiveness in a controlled study using a relatively small number of patients (Phase II). If Phase II is successfully completed, the product is then subject to expanded, controlled and uncontrolled, trials intended to gather additional information regarding the product's safety and effectiveness. Only after the clinical trials are successfully completed may the Company apply to the FDA for approval to market a product in the United States.

Competition
-----------
The pharmaceutical industry (including biopharmaceutical and diagnostics companies) is characterized by rapidly evolving technology and by intensive competition and research efforts. Many companies, research biotechnology institutes and universities are working in biotechnology disciplines similar to the Company's fields of endeavor, and many of these entities have resources of funding available to them greater than those available to the Company. In addition, many companies and universities are engaged in the development of, and may offer, products which may be or are competitive with the Company's proposed products. There are numerous competitors in this field, but no one company, research institute or university is dominant. The principal method of competition for the Company is expected to be product performance.

Employees and Consultants
-------------------------
The Company recently hired the former Vice President of Johnson & Johnson's Ortho-Clinical Diagnostics Division. Additionally, the Company has brought on a Senior Scientist and two Technicians formerly employed by Ortho-Clinical Diagnostics. At the present time, the Company has six full-time and three part-time employees.

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

Research and Development
------------------------
The total dollar amount spent during 2000 and 1999 on research by the Company was $772,785 and $506,580, respectively.

The Company has agreed in principal to a Term Sheet with a major biopharmaceutical company to license the exclusive rights to purchase and sell the Company's confirmatory test for prostate cancer on a worldwide basis. If a definitive agreement is entered into, the Company anticipates that it will receive milestone payments as well as royalty payments of not less than 45% of net sales of the product.

The Company has signed a Memorandum of Understanding with Medarex, Inc. to jointly develop monoclonal antibody therapeutics, as described above under the heading "Therapeutics".

Customers
---------
The Company intends to market its products to doctors, hospitals, and diagnostic laboratories.

Raw Materials
-------------
The raw materials for the Company's proposed products consist of standard chemicals, specifically created murine monoclonal antibodies and specifically created epiglycanin (a murine antigen).

Intellectual Property Rights
----------------------------
The Company owns the worldwide rights to all of the mAb and HCA technology developed at BBRI, in return for the payment to BBRI of a 3% royalty on net sales, pursuant to an agreement with BBRI (the "BBRI Agreement"). These royalties extend for the life of any patent which issues, or 10 years after the first commercial introduction in a country of a product covered by the agreement, whichever is later. In November 1992, the Company entered into an agreement with the University of Oslo pursuant to which the University of Oslo undertook to isolate and characterize HCA. If a patent issues as a result of the research being done at the University of Oslo, the Company is obligated to pay 1% royalty to the University of Oslo on net sales for therapeutic products covered by the patent. The Company will own the rights to all patents resulting from Company sponsored research conducted at the University of Oslo and at BBRI.

Effective June 1, 1993, the Company entered into an agreement with MGH to reacquire exclusive United States rights (subject to the achievement of certain objectives) to certain hybridoma cell lines and mAb's that may be used in connection with the HCA Test, in-vivo imaging agent or therapeutic product. The agreement, as amended on June 1, 1995, provides for royalty payments to MGH of 5% of the proceeds to the Company from sales of products using such monoclonal antibodies in the United States during the life of the patent and 2% outside the United States (where there is no patent protection) for eight years following the first commercial sale. Pursuant to the BBRI Agreement, in the event royalties are payable to MGH, the royalty payable to BBRI will be reduced so that the total royalties payable to BBRI and MGH do not exceed 6%.

On January 30, 1997, Biotag, Inc.  ("Biotag"),  a company wholly owned by Donald
C. Fresne, Chief Executive Officer of the Company, entered into a Licensing Agreement with NKI ("Netherlands Cancer Institute") to develop an IgG antibody specific to the HCA antigen and sequence the antigen pursuant to which Biotag will receive exclusive life of patent (or if no patent is issued, 20 year) licenses to all products resulting from NKI's research. The Company has entered into a Research Support Agreement with Biotag dated as of October 31, 1997, pursuant to which the Company will receive a perpetual, worldwide exclusive sublicense to market any products resulting from the work of NKI. The Company was obligated to pay an aggregate of $113,750 to support the research conducted by NKI on the IgG antibody and to pay to NKI a royalty equal to three percent (3%) of the net selling price of any such products using the HCA antigen. In 1999 and 1998, $25,000 and $60,000 were paid by the Company in connection with such research. Pursuant to an addendum to such Agreement, dated November 16, 1998, Biotag and NKI agreed to extend the term of such Agreement until February 1, 2000 and Biotag agreed to pay NKI an additional $65,000 during such extension. To date, the amount of accrued but unpaid fees owed by Biotag to NKI, and upon payment by the Company to Biotag, is $93,750.

On March 31, 1999, Epigen entered into a research and development agreement with Vacold, LLC to raise and demonstrate IgG antibodies specific to the HCA antigen for which they received 433,705 shares of Common Stock for work then completed and a monthly contract fee. Vacold, LLC is also entitled to receive a 3% royalty on net sales of products incorporating the use of IgG antibodies raised by Vacold, LLC. The research portion of such agreement was terminated on September 28, 2000.

In February 1994, a continuation-in-part was filed in the United States, and corresponding patent applications were also filed in certain foreign countries, covering HCA, HCA antigens, HCA immunoassay and methods of imaging and therapy. The HCA Test, in-vivo imaging agent and therapeutic vaccine are all covered under these patent filings. On October 20, 1995, a Notice of Allowance was received for a patent covering the HCA Test, specifically an assay to determine the presence of human carcinoma antigen (HCA) in a biological sample. On September 15, 1998, the patent was issued for the HCA antigen.

Environmental Compliance
------------------------
The effect of environmental compliance on the Company's operations is not significant.

ITEM 2.  PROPERTIES

The Company occupies an aggregate of approximately 2,000 square feet of rental space in Millbrook, New York. Such space is leased from Dutchess Management, a company owned by Donald C. Fresne. The Company leases this space on a month-to-month basis, and the Company paid $36,000, $41,500, and $33,500 in rent under the lease in each of 1998, 1999, and 2000 respectively. The Company believes that the terms of the lease are at least as favorable as could have been obtained from a non-affiliated lessor.

Since February 1, 2001, the Company has occupied approximately 1,100 square feet of laboratory space in a building which is part of the University of Rochester Medical Center complex in Rochester, New York. Negotiations are presently underway toward a license agreement with the University of Rochester for the use of such space by the Company for a period of one year ending January 31, 2002 at a cost of $3,333 per month. It is anticipated that the University of Rochester also will receive certain securities of the Company as additional consideration. The nature and amount of such securities have not yet been determined. This facility will be responsible for the development of diagnostics and specific work relating to the Company's collaboration with Medarex, Inc. in the development of the therapeutic mAb's.


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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, Units, Class A Warrants and Class B Warrants were traded on the American Stock Exchange Emerging Company Marketplace (AMEX/ECM) under the symbols EPN.EC, EPN.EEC, EPN.WS.A.EC and EPN.WS.B.EC, respectively, through September 28, 1994 when trading was halted. In January 1995, the Company consented to being delisted for failing to meet the minimum capital requirements for continued listing. The Company's Class A Warrants and Class B Warrants expired unexercised on December 10, 1996. Since the Company's Stock has not traded on any organized market system during the last two fiscal years, reported prices for any trades are not available.

As of the date of this Report, there were 158 holders of record of the Company's Common Stock.

Sales of Unregistered Securities
--------------------------------
Issuances and sales of the Company's securities that were not registered under the Act during the period from January 1, 2000 through September 30, 2000 are described in the Company's Reports on Form 10-QSB for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000, and the Company's Current Report on Form 8-K dated June 28, 2000, each of which is incorporated herein by reference.

The following is a summary of transactions by the Company during the period of October 1, 2000 through December 31, 2000 involving issuances and sales of the Company's securities that were not registered under the Act.

During October 2000, the Company issued an aggregate of 129,485 shares of its Common Stock to two existing shareholders in exchange for the conversion by such shareholders of an aggregate of $75,000 principal amount of debt at a price of $.58 per share.

On or about November 11, 2000, the Company issued 100,000 shares of its Common Stock for a price of $1.15 per share and its Series I Warrant to purchase an additional 100,000 shares of its Common Stock, at an exercise price of $2.00 per share, to Lionel Goldfrank III.

The issuance of the securities of the Company in each of the above transactions was deemed to be exempt from registration under the Act by virtue of Section 4(2) thereof, as a transaction not involving a public offering. The recipients of such securities either received adequate information about the Company of had access, through other relationships with the Company, to such information.


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

The Company believes that it has produced enough data indicating that the HCA Test can be used as a confirmatory test for prostate cancer to allow the Company to complete a license agreement.

The Company does not presently have the resources to complete the development and conduct prospective clinical trials on new products. It has never been part of the Company's strategy to market any of its products. The Company's plan has been to enlist a strategic partner to market the Company's diagnostic products. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with a major biopharmaceutical company. The terms have been agreed to. A definitive agreement is to follow. Epigen will be responsible for obtaining regulatory approvals in the United States.

The Company continues to pursue its business plan to the extent resources permit.

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients to demonstrate the ability of the HCA Test to differentiate between BPH and cancer. The Company believes that the results demonstrate the viability of the HCA Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

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

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. Mammograms have a 66% false positive rate. The HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, the HCA Test will obviate the need for unnecessary sonograms and biopsies, and reduce stress experienced by patients who have false positives.

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

                          INDEPENDENT AUDITOR'S REPORT


To Epigen, Inc.:

We have audited the accompanying balance sheets of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and stockholders' equity and cash flows for the two years then ended and for the period from inception (January 28, 1987) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1987, and the Company's financial statements for the years ended December 31, 1990 through 1997. Such statements are included in the cumulative from inception to December 31, 2000. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1997, included in the cumulative totals, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 2000 and 1999, and the results of its operation and its cash flows for the two years then ended and from the period from inception (January 28, 1987) to December 31, 2000, in conformity with generally accepted accounting principles in the United States.

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

Poughkeepsie, NY
March 7, 2001

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

                                         EPIGEN, INC.
                               (Formerly COD Associates, L.P.)
                                (A Development Stage Company)
                                        BALANCE SHEETS
                                  DECEMBER 31, 2000 AND 1999

                                                                December 31,    December 31,
                                                                    2000           1999
                                                                ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents .................................   $     59,199    $    521,766
  Loan and interest receivable ..............................        164,165            --
                                                                ------------    ------------
     Total Current Assets ...................................        223,364         521,766

Fixed assets, net of accumulated depreciation of
  $55,276 in 2000 and $49,272 in 1999 .......................         14,862          20,866
                                                                ------------    ------------

     Total Assets ...........................................   $    238,226    $    542,632
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable demand .......................................   $    105,805    $    120,805
  Notes payable - Officer ...................................        361,214            --
  Notes payable - 25% interest ..............................           --           200,000
  Notes payable - prime plus 5% .............................           --           250,000
  Accrued interest-notes payable ............................         97,019         245,163
  Accrued direct research and development costs .............        570,252         597,685
  Accrued professional fees .................................        359,858         316,534
  Accrued payroll ...........................................        291,182       1,312,348
  Other accrued expenses ....................................        199,997         526,353
                                                                ------------    ------------
     Total Current Liabilities ..............................      1,985,327       3,568,888
                                                                ------------    ------------


Note payable - Long term ....................................           --           750,000
                                                                ------------    ------------
     Total Liabilities ......................................      1,985,327       4,318,888
                                                                ------------    ------------


STOCKHOLDERS' EQUITY
Preferred stock - 15,000,000 shares authorized of which:
  3,000,000 shares designated as Series A, $.001 par value,
    issued and outstanding - 1,843,306 and 350,000 shares at
    at December 31, 2000 and 1999 respectively ..............          1,843             350
  500,000 shares designated as Series B, $.001 par value,
    issued and outstanding - 375,000 and -0- shares at
    December 31, 2000 and 1999 respectively .................            375            --
Common stock 50,000,000 shares authorized, $.001 par value,
  issued and outstanding - 12,567,276 and 5,810,875 shares at
  December 31, 2000 and 1999 respectively ...................         12,567           5,811
Additional paid-in capital ..................................     19,999,152      16,323,298
Deficit accumulated during development stage ................    (21,761,038)    (20,105,368)
Less 5 shares of common stock held in treasury, at cost .....           --              (347)
                                                                ------------    ------------
     Total Stockholders' Equity .............................     (1,747,101)     (3,776,256)
                                                                ------------    ------------

     Total Liabilities and Stockholders' Equity .............   $    238,226    $    542,632
                                                                ============    ============


          The accompanying notes are an integral part of these financial statements.

                                             F-3

                                              EPIGEN, INC.
                                     (Formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                               from
                                                                                           Inception to
                                                     Years Ended December 31,              December 31,
                                               1998            1999           2000             2000
                                           ------------    ------------    ------------    ------------
Revenues:
  Contract research ....................   $       --      $      5,000    $       --      $      5,000
  Licensing fees .......................          1,600            --              --             1,600
  Management fee income ................           --             3,072          20,147          23,219
  Interest income ......................           --              --            32,698         252,409
                                           ------------    ------------    ------------    ------------
      Total Revenues ...................          1,600           8,072          52,845         282,228
                                           ------------    ------------    ------------    ------------


Operating Costs & Expenses:
  Direct research and development ......        242,506         506,580         772,785       8,770,338
  General and administrative ...........        946,943         843,371         990,635      11,344,307
  Fees due to General Partner of the
    Predecessor and affiliates, forgiven
    and contributed to capital .........           --              --              --         1,188,893
  Interest expense, net ................        247,496         249,551         153,689         948,322
                                           ------------    ------------    ------------    ------------
      Total Operating Costs and Expenses      1,436,945       1,599,502       1,917,109      22,251,860
                                           ------------    ------------    ------------    ------------

Net (Loss) Before Extraordinary Items ..     (1,435,345)     (1,591,430)     (1,864,264)    (21,969,632)

Extraordinary Item:
  Cancellation of debt income ..........           --              --           208,594         208,594
                                           ------------    ------------    ------------    ------------

Net (Loss) .............................   $ (1,435,345)   $ (1,591,430)   $ (1,655,670)   $(21,761,038)
                                           ============    ============    ============    ============


Basic and Diluted Earnings Per Share:
  Net (loss) per share before
    extraordinary item .................   $      (0.37)   $      (0.30)   $      (0.21)
  Net (loss) per share on
    extraordinary item .................           --              --              0.02
                                           ------------    ------------    ------------
Net Loss Per Common Share ..............   $      (0.37)   $      (0.30)   $      (0.19)
                                           ============    ============    ============

Weighted Average Number of
  Shares of Common Stock Outstanding ...      3,919,467       5,258,306       8,861,307
                                           ============    ============    ============


               The accompanying notes are an integral part of these financial statements.

                                                   F-4

                                                            EPIGEN, INC.
                                                   (Formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                       Inception to
                                                                             Years Ended December 31,                  December 31,
                                                                     1998              1999              2000              2000
                                                                 ------------      ------------      ------------      ------------
Cash Flows from Operating Activities:
  Net (Loss) ...............................................     $ (1,435,345)     $ (1,591,430)     $ (1,655,670)     $(21,761,038)
  Adjustments to reconcile net loss to net cash
   cash used in operating activities:
    Depreciation and amortization expense ..................            5,316             8,229             6,003           116,221
    Non-cash expenses paid in equity interest ..............            1,033               535               (37)        2,811,376
    Non-cash compensation expense associated
     with the grant of stock options and warrants ..........             --                --                --             427,964
  Debt converted to equity .................................           58,546           379,681         2,887,306         3,833,137
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued direct research
     and development costs .................................           25,192           166,712           (27,433)          570,252
    Increase (decrease) in accrued professional fees .......           97,953           (41,001)           43,324           359,858
    Increase (decrease) in accrued payroll .................           28,184           138,828        (1,021,166)          291,182
    Increase (decrease) in accrued expenses to
     affiliates, printing charges and other expenses .......          212,213           252,070          (474,500)          297,016
                                                                 ------------      ------------      ------------      ------------
      Net Cash Used In Operating Activities ................       (1,006,908)         (686,376)         (242,173)      (13,054,032)
                                                                 ------------      ------------      ------------      ------------


Cash Flows from Investing Activities:
  Purchase of office equipment .............................          (29,135)           (1,073)             --             (74,133)
  Retirement of treasury stock .............................             --                --                 347              --
  Decrease (increase) in note receivable from an
   officer/shareholder .....................................           53,931              --            (164,165)         (164,165)
  Decrease (increase) in other assets ......................             --                --                --              (3,025)
  Increase in organizational costs .........................             --                --                --             (53,925)
                                                                 ------------      ------------      ------------      ------------
      Net Cash (Used In) Provided By Investing
       Activities ..........................................           24,796            (1,073)         (163,818)         (295,248)
                                                                 ------------      ------------      ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock ...................          816,518           410,000           422,210         9,979,860
  Increase in note payable - Officer .......................             --                --             361,214           361,214
  Capital contributions ....................................             --                --                --           2,141,600
  Proceeds from issuance of preferred stock ................             --              50,000           375,000           820,000
  Increase (decrease) in note payable-demand ...............             --             (25,000)          (15,000)          105,805
  Net increase (decrease) in note payable - other ..........          125,000           750,000        (1,200,000)             --
                                                                 ------------      ------------      ------------      ------------
      Net Cash (Used In) Provided By Financing
       Activities ..........................................          941,518         1,185,000           (56,576)       13,408,479
                                                                 ------------      ------------      ------------      ------------


Net Increase (Decrease) In Cash and Cash
 Equivalents ...............................................          (40,594)          497,551          (462,567)           59,199

Cash and Cash Equivalents, Beginning of Period .............           64,809            24,215           521,766              --
                                                                 ------------      ------------      ------------      ------------

Cash and Cash Equivalents, End of Period ...................     $     24,215      $    521,766      $     59,199      $     59,199
                                                                 ============      ============      ============      ============


Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period ..........................     $       --        $        791      $      6,300      $     66,428
  Income taxes paid during the period ......................     $      1,712      $      1,012      $        635      $     10,383


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-5

                                                          EPIGEN, INC.
                                                 (Formerly COD Associates, L.P.)
                                                  (A Development Stage Company)
                                    STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987)
                                                      TO DECEMBER 31, 2000

                                                      Preferred      Preferred         Common          Common        Additional
                                                      Number of        Stock          Number of        Stock          Paid-in
                                                       Shares          Amount          Shares          Amount         Capital
                                                    ------------    ------------    ------------    ------------    ------------
  Contributions in cash .........................           --              --              --              --              --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1987 ......................           --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------


  Contribution in cash ..........................           --              --              --              --              --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1988 ......................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------


  Contributions in cash, net of distribution
   (Note 4) .....................................           --              --              --              --              --
  Contributions of services .....................           --              --              --              --              --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1989 ......................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------


  Contributions of services .....................           --              --              --              --              --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1990 ......................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------


  Conversion from partnership to corporation ....           --              --         2,500,000           2,500       2,299,194
  Conversion of accrued liabilities to equity
   (Note 5) .....................................           --              --              --              --         1,790,024
  Contributions of Services (Note 5) ............           --              --              --              --           317,917
  Issuance of common stock ......................           --              --         2,169,668           2,170       5,230,435
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1991 ......................           --              --         4,669,668           4,670       9,637,570
                                                    ------------    ------------    ------------    ------------    ------------


  Purchase of treasury stock ....................           --              --              --              --              --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1992 ......................           --              --         4,669,668           4,670       9,637,570
                                                    ------------    ------------    ------------    ------------    ------------


  Issuance of common stock, net of issuance costs
   of $66,730 ...................................           --              --           458,667             458         362,812
  Issuance of common stock in exchange for
   services .....................................           --              --            10,134              10          76,159
  Compensation associated with the grant of
   stock options ................................           --              --              --              --           159,039
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1993 ......................           --              --         5,138,469           5,138      10,235,580
                                                    ------------    ------------    ------------    ------------    ------------


  Issuance of common stock, net of issuance costs
   of $180,670 ..................................           --              --         2,031,666           2,032       1,248,798
  Issuance of common stock in exchange for
   services .....................................           --              --           741,083             741         429,486
  Compensation associated with the grant of
   stock options ................................           --              --              --              --           268,925
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1994 ......................           --              --         7,911,218           7,911      12,182,789
                                                    ------------    ------------    ------------    ------------    ------------


  Issuance of preferred stock ...................        200,000             200            --              --            99,800
  Issuance of common stock ......................           --              --         1,222,000           1,222         303,778
  Issuance of common stock for services .........           --              --           812,021             812         403,389
  Escrow shares retired .........................           --              --        (1,389,259)         (1,389)          1,389
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995 ......................        200,000    $        200       8,555,980    $      8,556    $ 12,991,145
                                                    ------------    ------------    ------------    ------------    ------------

  Issuance of preferred stock ...................        450,000             450            --              --           214,550
  Issuance of common stock ......................           --              --           880,000             880         219,120
  Issuance of common stock for services .........           --              --           820,000             820         409,180
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996 ......................        650,000             650      10,255,980          10,256      13,833,995
                                                    ------------    ------------    ------------    ------------    ------------

  Issuance of preferred stock ...................        400,000             400            --              --           179,600
  Issuance of common stock ......................           --              --         1,000,000           1,000         124,000
  Conversion of preferred stock to common stock .       (850,000)           (850)      3,400,000           3,400          (2,550)
  Cancellation of subscription receivable .......       (200,000)           (200)           --              --           (99,800)
  Common shares issued in private placement
   protection ...................................           --              --           400,000             400            (400)
  Issuance of common stock for services .........           --              --           375,000             375          36,188
  Debt converted to common shares ...............           --              --         1,067,105           1,067         340,524
  Stock bonuses .................................           --              --        19,078,000          19,078            --
  One-for-twenty two reverse stock split ........           --              --       (33,958,990)        (33,959)         33,959
  Common shares issued in private placement
   protection ...................................           --              --            13,181              13             (13)
  Stock bonuses .................................           --              --           900,000             900            --
  Debt converted to common shares ...............           --              --           126,060             126         164,874
  Common shares issued with notes payable .......           --              --           112,500             113            --
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997 ......................           --              --         2,768,836           2,769      14,610,377
                                                    ------------    ------------    ------------    ------------    ------------


  Issuance of common stock ......................           --              --           963,277             963         815,555
  Stock bonuses .................................           --              --         1,032,802           1,033            --
  Debt converted to common shares ...............           --              --            22,010              22          58,524
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998 ......................           --              --         4,786,925           4,787      15,484,456
                                                    ------------    ------------    ------------    ------------    ------------


  Issuance of prefered stock ....................        350,000             350            --              --           349,650
  Issuance of common stock ......................           --              --           410,000             410         409,590
  Stock bonuses .................................           --              --           535,390             535            --
  Debt converted to common shares ...............           --              --            78,560              79          79,602
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999 ......................        350,000             350       5,810,875           5,811      16,323,298
                                                    ------------    ------------    ------------    ------------    ------------


  Retirement of treasury stock ..................           --              --              --              --              --
  Issuance of preferred stock ...................        375,000             375            --              --           374,625
  Debt converted to preferred shares ............      1,493,306           1,493            --              --         1,491,813
  Issuance of common stock ......................           --              --         4,233,802           4,234         417,939
  Debt converted to common shares ...............           --              --         2,522,599           2,522       1,391,477
  Net loss ......................................           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000 ......................      2,218,306    $      2,218      12,567,276    $     12,567    $ 19,999,152
                                                    ============    ============    ============    ============    ============



                                                        Deficit
                                                      Accumulated
                                                        During                                           Total
                                                      Development      Treasury         Partner        (Deficit)
                                                        Stage           Stock        Contributions      Equity
                                                     ------------    ------------    ------------    ------------
  Contributions in cash .........................           --              --      $    803,250    $    803,250
  Net loss ......................................       (825,763)           --              --          (825,763)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1987 ......................       (825,763)           --           803,250         (22,513)
                                                    ------------    ------------    ------------    ------------


  Contribution in cash ..........................           --              --           487,350         487,350
  Net loss ......................................     (1,043,528)           --              --        (1,043,528)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1988 ......................     (1,869,291)           --         1,290,600        (578,691)
                                                    ------------    ------------    ------------    ------------


  Contributions in cash, net of distribution
   (Note 4) .....................................           --              --           851,000         851,000
  Contributions of services .....................           --              --            73,194          73,194
  Net loss ......................................       (986,582)           --              --          (986,582)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1989 ......................     (2,855,873)           --         2,214,794        (641,079)
                                                    ------------    ------------    ------------    ------------


  Contributions of services .....................           --              --            86,900          86,900
  Net loss ......................................       (973,657)           --              --          (973,657)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1990 ......................     (3,829,530)           --         2,301,694      (1,527,836)
                                                    ------------    ------------    ------------    ------------


  Conversion from partnership to corporation ....           --              --        (2,301,694)           --
  Conversion of accrued liabilities to equity
   (Note 5) .....................................           --              --              --         1,790,024
  Contributions of Services (Note 5) ............           --              --              --           317,917
  Issuance of common stock ......................           --              --              --         5,232,605
  Net loss ......................................     (1,365,962)           --              --        (1,365,962)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1991 ......................     (5,195,492)           --              --         4,446,748
                                                    ------------    ------------    ------------    ------------


  Purchase of treasury stock ....................           --              (347)           --              (347)
  Net loss ......................................     (1,486,513)           --              --        (1,486,513)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1992 ......................     (6,682,005)           (347)           --         2,959,888
                                                    ------------    ------------    ------------    ------------


  Issuance of common stock, net of issuance costs
   of $66,730 ...................................           --              --              --           363,270
  Issuance of common stock in exchange for
   services .....................................           --              --              --            76,169
  Compensation associated with the grant of
   stock options ................................           --              --              --           159,039
  Net loss ......................................     (3,130,425)           --              --        (3,130,425)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1993 ......................     (9,812,430)           (347)           --           427,941
                                                    ------------    ------------    ------------    ------------


  Issuance of common stock, net of issuance costs
   of $180,670 ..................................           --              --              --         1,250,830
  Issuance of common stock in exchange for
   services .....................................           --              --              --           430,227
  Compensation associated with the grant of
   stock options ................................           --              --              --           268,925
  Net loss ......................................     (3,210,558)           --              --        (3,210,558)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1994 ......................    (13,022,988)           (347)           --          (832,635)
                                                    ------------    ------------    ------------    ------------


  Issuance of preferred stock ...................           --              --              --           100,000
  Issuance of common stock ......................           --              --              --           305,000
  Issuance of common stock for services .........           --              --              --           404,201
  Escrow shares retired .........................           --              --              --              --
  Net loss ......................................     (1,061,958)           --              --        (1,061,958)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1995 ......................   $(14,084,946)   $       (347)   $       --      $ (1,085,392)
                                                    ------------    ------------    ------------    ------------

  Issuance of preferred stock ...................           --              --              --           215,000
  Issuance of common stock ......................           --              --              --           220,000
  Issuance of common stock for services .........           --              --              --           410,000
  Net loss ......................................     (1,588,624)           --              --        (1,588,624)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1996 ......................    (15,673,570)           (347)           --        (1,829,016)
                                                    ------------    ------------    ------------    ------------

  Issuance of preferred stock ...................           --              --              --           180,000
  Issuance of common stock ......................           --              --              --           125,000
  Conversion of preferred stock to common stock .           --              --              --              --
  Cancellation of subscription receivable .......           --              --              --          (100,000)
  Common shares issued in private placement
   protection ...................................           --              --              --              --
  Issuance of common stock for services .........           --              --              --            36,563
  Debt converted to common shares ...............           --              --              --           341,591
  Stock bonuses .................................           --              --              --            19,078
  One-for-twenty two reverse stock split ........           --              --              --              --
  Common shares issued in private placement
   protection ...................................           --              --              --              --
  Stock bonuses .................................           --              --              --               900
  Debt converted to common shares ...............           --              --              --           165,000
  Common shares issued with notes payable .......           --              --              --               113
  Net loss ......................................     (1,405,023)           --              --        (1,405,023)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1997 ......................    (17,078,593)           (347)           --        (2,465,794)
                                                    ------------    ------------    ------------    ------------


  Issuance of common stock ......................           --              --              --           816,518
  Stock bonuses .................................           --              --              --             1,033
  Debt converted to common shares ...............           --              --              --            58,546
  Net loss ......................................     (1,435,345)           --              --        (1,435,345)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1998 ......................    (18,513,938)           (347)           --        (3,025,042)
                                                    ------------    ------------    ------------    ------------


  Issuance of prefered stock ....................           --              --              --           350,000
  Issuance of common stock ......................           --              --              --           410,000
  Stock bonuses .................................           --              --              --               535
  Debt converted to common shares ...............           --              --              --            79,681
  Net loss ......................................     (1,591,430)           --              --        (1,591,430)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 1999 ......................    (20,105,368)           (347)           --        (3,776,256)
                                                    ------------    ------------    ------------    ------------


  Retirement of treasury stock ..................           --               347            --               347
  Issuance of preferred stock ...................           --              --              --           375,000
  Debt converted to preferred shares ............           --              --              --         1,493,306
  Issuance of common stock ......................           --              --              --           422,173
  Debt converted to common shares ...............           --              --              --         1,393,999
  Net loss ......................................     (1,655,670)           --              --        (1,655,670)
                                                    ------------    ------------    ------------    ------------
Balance, December 31, 2000 ......................   $(21,761,038)   $       --      $       --      $ (1,747,101)
                                                    ============    ============    ============    ============

                            The accompanying notes are an integral part of these financial statements.

                                                               F-6

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Epigen, Inc. (the Successor) was formed on April 24, 1991 as the successor entity to COD Associates, L.P. (the Predecessor) (collectively the Company). Effective May 1, 1991, in accordance with the terms of an Assignment and Assumption Agreement, all interest and rights were assigned to, and certain obligations and liabilities of the Predecessor were assumed by, the Successor in exchange for 340,909 shares of Common Stock which subsequently was reduced to 113,636 shares pursuant to a reverse stock split (Note 5). The Successor was organized to serve as the vehicle for an initial public offering of Common Stock and warrants to raise additional capital to complete and commercialize the research and development work of the Predecessor and related activities.

The Company is authorized to issue up to 50,000,000 shares of Common Stock at $.001 par value and 15,000,000 shares of Preferred Stock at $.001 par value.

The Company is engaged in developing products that are designed to be useful as a monitoring device for tumors, and a diagnostic aid and screen in the diagnosis of cancer. The Company's products will incorporate measurements of a substance found in significant quantities in the cell membranes of cancerous tumors. The first product under development is an in-vitro diagnostic test, intended for use as a confirmatory test for breast cancer and prostate cancer. The Company is in the early stages of developing a therapeutic product for patients who have had malignant tumors removed.

The Company is a development stage enterprise that has not generated significant operating revenues to date. Expenses incurred have primarily been research, development and administrative costs. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Successful future operations are subject to several risks, including the ability of the Company to successfully market its products and to generate significant revenues from sales, regulation by the United States Food and Drug Administration, the development of enhancements to allow entry into new markets and the Company's ability to raise funds to further finance development of its products. After the product has been successfully introduced into the market, additional time may be necessary before significant revenues are realized. The Company will require additional financing in order to commercialize the in-vitro diagnostic test, complete the in-vivo imaging procedure and complete the development and commercialization of the therapeutic product.

The Company has incurred losses of $21,824,913 from inception through December 31, 2000 and has funded those losses through the sale of Common and Preferred Stock shares, capital contributions, and loans from investors. The Company is currently experiencing severe cash flow problems and in the event the Company is unable to raise additional funding through the sale of equity securities, various debt instruments or from other sources, there is substantial doubt concerning its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include all funds held in checking and money market bank accounts.

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with a financial institution amounting to $59,199 and $521,766 at December 31, 2000 and 1999, respectively, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

Estimates
---------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development
------------------------
Direct research and development is performed under arrangements with various individuals and institutions. The terms of these arrangements generally call for payment of salaries, overhead and expenses. Research and development costs are expensed in the period in which they are incurred.

Organizational Costs
--------------------
Organizational costs were amortized on a straight line basis over five years.

Income Taxes
------------
During 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. Adoption of this method of accounting did not have an effect on the Company's financial position or results from operations.

At December 31, 2000, the principal temporary difference is a net operating loss carryforward for federal income tax purposes of approximately $16,200,000 which expire through December 31, 2019. The Company has provided a full valuation reserve against the benefit of this net operating loss carryforward due to uncertainty regarding its realization. In addition, the Company has credits for increasing research costs of approximately $728,000 which expire through 2015. Any credit not used during the carry-forward period may be deducted in the first period subsequent.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Equipment
----------------
Office   equipment  is  recorded  at  cost.   Additions  and   improvements  are
capitalized, and ordinary repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed primarily using the straight-line method over three to seven years.

Fair Value
----------
The Company has a number of financial instruments, none of which are held for trading purposes. The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Net Loss Per Share
------------------
Net loss per share for 1998, 1999 and 2000 include the weighted average number of shares of Common Stock outstanding net of shares of treasury stock. The cumulative net loss per shares of Common Stock for the period from inception to December 31, 2000 has not been presented, as such information is not considered to be relevant or meaningful. All warrants, options and convertible preferred stock outstanding as of December 31, 1998, 1999 and 2000 have been excluded as they are antidilutive.

(2)  NOTE PAYABLE

Demand
------
The Company has entered into an agreement whereby it promises to pay $105,805, together with interest at the rate of 9% per annum, on demand. This note was executed in connection with fees owed the payee for professional services.

Other
-----
During 1997, the Company borrowed $225,000 ($25,000 from related parties) by issuing notes, which bore interest at 25% per annum and were due September 8, 1998 through October 17, 1998. In connection with these notes the Company issued 112,500 shares of its Common Stock. In 1998, notes totaling $25,000 were converted into 11,005 shares of the Company's Common Stock. In 1999, the remaining notes outstanding were in default. In 2000, the notes totaling $200,000 plus accrued interest due were converted into 334,628 shares of the Company's Common Stock. This resulted in $134,625 worth of cancellation of debt income.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(2) NOTE PAYABLE (continued)

In December 1997, the Company borrowed $100,000 by issuing a note, which bore interest at prime plus 5% and was due on December 23, 1998. This loan could be converted into Common Stock at any time before maturity at the rate of $2.66 per share. In 1999, the note was in default. In 2000, the note totaling $100,000 plus accrued interest due was converted into 130,757 shares of the Company's Common Stock. This resulted in $30,750 worth of cancellation of debt income.

During 1998, the Company borrowed $175,000 by issuing notes which bore interest at prime plus 5% and were due January 21, 1999 through April 9, 1999. These loans could be converted into Common Stock at any time before maturity at the rate of $2.66 per share. Notes totaling $25,000 were converted into 11,005 shares of the Company's Common Stock. In 1999, the Company defaulted on $150,000 of the notes. In 2000, the notes totaling $150,000 plus accrued interest due were converted into 193,214 shares of the Company's Common Stock. This resulted in $43,213 worth of cancellation of debt income.

During 1999, the Company entered into a long term loan agreement whereby it promised to pay Bank of Millbrook up to $800,000 in a combined agreement with Biofund, Inc. to provide security collateral for the loan. The loan amount outstanding at December 31, 1999 was $750,000 and was to be paid at the rate of 7% per annum on or before January 2, 2001. In 2000, the loan agreement was increased by an additional $120,000 to $920,000, and was repaid in full including interest.

(3)  LICENSING AGREEMENTS

The Company's technology was originally licensed from Boston Biomedical Research Institute (BBRI). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin.

During 1992, the Company entered into a contract with the University of Oslo (the "University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

During 1993, the Company entered into an agreement with Massachusetts General Hospital ("MGH") to license certain antibodies for use in developing the in-vitro diagnostic test, the in-vivo imaging agent and the therapeutic vaccine. Under the agreement, the Company is required to pay royalties ranging from 2% to 5% of the net sales price, as defined, depending on the country in which the product is sold. The term of the agreement expires on a country-by-country basis, eight years after the first commercial sale or for the life of a valid patent in a country, whichever occurs first.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(3)  LICENSING AGREEMENTS (continued)

Pursuant to the Company's agreement with BBRI, if royalties are to be paid to both BBRI and MGH, the aggregate royalty payable to BBRI and MGH shall not exceed 6% of the net proceeds to the Company from sales of any licensed product or process. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50% to between 1 and 2.5%.

The Company entered into an agreement dated March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 433,705 shares of the Company's Common Stock. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract was negotiated with Vacold for ongoing R&D. Vacold was to be responsible for the optimization and demonstration of the new assay to prospective strategic partners. The Agreements with Vacold were terminated on September 28, 2000 by mutual consent. The Company is opening a new laboratory at the University of Rochester in Rochester, NY, to continue the development of diagnostics.

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

In 1989, David H. Smith, a stockholder of the Company, contributed $840,000 to the Predecessor to purchase a limited partnership interest. The Predecessor, in turn, purchased an annuity, owned by Mr. Smith, for $450,000, which has been accounted for as a distribution of partners' capital. Mr. Smith borrowed $280,000 against the annuity and contributed that amount to the Predecessor for a total net contribution of $670,000. Prior to the initial public offering, the Predecessor reimbursed Mr. Smith for his interest expense on the $280,000 loan. This arrangement was terminated prior to the effective date of the initial public offering. Effective May 1, 1991, Mr. Smith and the Company entered into a consulting agreement that provided for payment of a consulting fee to Mr. Smith of $2,200 per month for one year. As partial consideration for entering into such agreements, Mr. Smith converted amounts due him at July 31, 1991, into Common Stock of the Company. The conversion to equity did not involve the issuance of additional shares by the Company, but solely the transfer of previously outstanding shares by existing stockholders.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(4)  RELATED PARTY TRANSACTIONS (continued)

Note Receivable from/Payable to an Officer/Stockholder
------------------------------------------------------
During August 1992, the Company entered into a loan agreement with a stockholder for $200,000 plus $15,310 of associated legal costs. This note is collateralized by 49,534 shares of the Company's Common Stock held by the stockholder. The outstanding balance, $86,467 at December 31, 1999, accrues interest at a rate of prime plus 1%. The principal and all accrued interest were payable in full on May 8, 1996. The Company had extended the maturity date.

During June 2000, as part of a debt conversion loan agreement, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214. The aggregate of principal and interest at a rate of 9% due through December 31, 2000 is $164,165.

During June 2000, as part of a debt conversion loan agreement, a Promissory Note was issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company in the amount of $356,214. The aggregate of principal and interest at a rate of 9% due through December 31, 2000 is $374,346.

During November 2000, a Promissory Note was issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company in the amount of $5,000. This loan may be converted at any time before the loan is paid in full at $.83 per share, i.e. 6,025 shares of Common Stock per $5,000 loan or $1 per share for 5,000 shares of Series A Preferred. The aggregate of principal and interest at a rate of 9% due through December 31, 2000 is $5,063, and was repaid in February 2001.

Amounts receivable (including accrued interest) from the officer/stockholder were as follows for the years ended December 31, 1998, 1999 and 2000:

        Beginning                              Ending
         Balance     Additions   Deductions    Balance
       -----------   ---------   ----------   ---------
1998      53,931       32,536                   86,467
1999      86,467       45,000                  131,467*
2000     131,467      164,165      131,467     164,165

*Netted against monies due to the officer/stockholder during 1998 and 1999

Leased Office Space
-------------------
The Company leases office space from a company wholly owned by the Chairman of the Board of Directors. This lease was terminated in 1995, by mutual consent, retroactive to October 1994. The Company paid $23,453 in rent under the lease in 1994. This lease was reinstated effective June 1, 1995. The lease ended on May 31, 1998 and required annual rental payments of approximately $30,000. Rental payments under this lease were $52,000 in 1998, of which

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(4)  RELATED PARTY TRANSACTIONS (continued)

$16,000 was for back rent,  $36,000 in 1997 and $27,120 in 1996.  In 1998,  this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001.

Accrued Salary - Chairman
-------------------------
As of December 31, 2000 the Company owed accrued salary of $271,882, plus accrued interest of $5,019, to the Chairman of the Board of Directors.

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

On December 10, 1991, the Company completed its initial public offering. Proceeds from this offering were $5,232,605 after deducting $1,276,399 of costs. The initial public offering was for 1,084,834 units, including 141,500 units issued pursuant to an over allotment agreement with the underwriters. Each unit consisted of two shares of Common Stock, two redeemable Class A Warrants and one redeemable Class B Warrant which were immediately and separately transferable. Each redeemable Class A Warrant entitled the holder to purchase one share of

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

Common Stock and one redeemable Class B Warrant at a price of $4.50, subject to adjustment. Each redeemable Class B Warrant entitled the holder to purchase one share of Common Stock at a price of $6.75, subject to adjustment. All of these Class A and Class B Warrants expired in 1996.

In conjunction with the initial public offering, various creditors, including the General Partner and affiliates, agreed to accept 13,103 shares of Common Stock in satisfaction of $792,819 of indebtedness. The conversion to equity did not involve the issuance of additional shares by the Company, but solely the transfer of previously outstanding shares by existing stockholders.

The stockholders of the Company, except those who received Common Stock in satisfaction of indebtedness, placed in escrow on a pro rata basis, an aggregate of 63,148 of the 113,636 shares of Common Stock outstanding prior to the initial public offering (the Escrow shares).

The Escrow Shares could be released if either of the following conditions were met: (i) beginning on December 10, 1991 and ending 18 months thereafter, the price for the Company's Common Stock as reported by NASDAQ or the sales price on any national market system or stock exchange (the Sales Price) averages in excess of $8.25 per share (subject to adjustments) for 30 consecutive business days; or (ii) beginning 19 months from December 10, 1991 and ending 36 months from such date, the Sales Price for the Company's Common Stock averages in excess of $11.25 per share (subject to adjustments), for 30 business days. If neither of the foregoing conditions were met on the first day of the 37th month after December 10, 1991, all Escrow Shares were to be forfeited and contributed to the capital of the Company. As of December 10, 1994, neither of the conditions had been met and therefore all Escrow Shares were contributed to capital on January 1, 1995.

During 1992, the Company purchased 5 shares of treasury stock at a cost of $347. The Company has recognized a reduction to stockholders' equity for this amount. As of December 31, 2000, these shares were retired.

During March 1992, the Company exchanged the nonexclusive right to manufacture and market its in-vitro diagnostic test in exchange for 3,273 shares of the Company's Common Stock that had been previously issued in exchange for services rendered. As the value of these potential future rights is indeterminable, these shares have been accounted for herein as a no-cost purchase of treasury stock. During February 1993, the Company issued 1,515 of those shares as compensation for consulting services through July 1994.

During December 1993, the Company issued 20,849 shares of restricted Common Stock to qualified foreign investors under Regulation S of the Securities Act of 1933 at a price of $.9375 per share. Proceeds from the issuance were $363,270 after deducting $66,730 of costs. In addition, the Company issued 461 shares of Common Stock.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

During 1995, the Company offered pursuant to a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, up to 363,636 shares of its Common Stock, together with warrants for an additional 363,636 shares of Common Stock at an exercise price of $2.00 per share for five years following issuance. The Company issued 95,545 shares of Common Stock and 95,545 warrants to purchase shares of Common Stock of the Company for proceeds of $525,000.

During 1997, pursuant to a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 45,455 shares of its Common Stock for net proceeds of $125,000, together with warrants exercisable into 27,727 shares of Common Stock at a price of $2.00 per share. These warrants expire December 31, 2001.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

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

During the year ended December 31, 1998, investors purchased an aggregate of 592,170 shares of the Company's Common Stock at a cost of $0.83 per share, and an aggregate of 100,000 shares of the Company's Common Stock at a cost of $1.00 per share. The 100,000 shares purchased included warrants to purchase another 100,000 shares of the Company's Common Stock at $1.50 per share over a three year period, plus piggyback registration rights.

During the year ended December 31, 1998, the Company issued 300,000 shares of its Common Stock in recognition of substantial services by Donald Fresne, Chairman of the Board, and

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

50,000 shares each of the Company's Common Stock in recognition of substantial services by the Directors of the Company and its lawyers.

During the year ended December 31, 1998, the Company issued 22,010 shares of Common Stock in exchange for a 25% note payable in the amount of $50,000 plus accrued interest at $2.66 per share. (See Note 2.)

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

During 1999, pursuant to a private placement pursuant to rule 506 of Regulation D of the Securities Act of 1933, the Company sold 210,000 shares of Common Stock to investors at $1.00 per share with two five year warrants attached to each share. One warrant has an exercise price of $1.50, and one warrant has an exercise price of $2.00.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 1999, the Company issued an aggregate of 50,000 shares of Common Stock to two of the Directors of the Company in recognition of substantial services. These shares were recorded at par value.

During 1999, the Company recorded the issuance of 20,000 shares of Common Stock to two doctors at 10,000 shares each as a stock award to these doctors engaged in the development of the IgG antibody for the Company's technology. These shares were recorded at par value.

During 2000, the Company corrected an inadvertent error in the drafting of two of the $25,000 Promissory Notes. The Conversion price in the two Promissory Notes was reduced, from $2.66 per share of Common Stock in the Company to $.83 per share of Common Stock in the Company, and the Company authorized the issuance of an additional 48,527 shares of Common Stock in the Company to reflect the conversion of such Notes into Common Stock in the Company at a conversion price of $.83 per share.

During 2000, the Company issued 1,840,000 shares of Common Stock at $0.50 per share to investors affiliated with Biofund, Inc. as part of a refinancing of its arrangements with Biofund, Inc. (Note 2).

During 2000, the Company recorded the issuance of 24, 000 shares of Common Stock at $1.00 per share to two of the Directors of the Company at 12,000 shares each in satisfaction of the Company's obligation of Director fees due.

During 2000, the Company recorded the issuance of 658,599 shares of Common Stock to certain holders of its 25% Bridge Notes and prime plus 5% Promissory Notes in satisfaction of an aggregate of $450,000 of principal amount of the Company's obligations to such investors. Such investors also agreed to contribute an aggregate of $208,590 in accrued interest to the capital of the Company. The Company has reflected the excess of the debt converted over the market value of the Common Stock issued as cancellation of debt income.

During 2000, the Company sold 3,936,680 shares of Common Stock at $0.01 per share to the equity holders of Biofund, Inc. pursuant to an exercise of the warrant granted to Biofund, Inc. in accordance with its agreement with the Company dated as of December 1, 1999. Such warrant was assigned, pro rata, to the equity holders of Biofund, Inc. and exercised by such equity holders upon repayment by the Company of its obligations to Biofund, Inc. in the aggregate amount of $39,368.

During 2000, the Company sold three and one-quarter units, each full unit consisting of 100,000 shares of the Company's Common Stock and a Series I Warrant to purchase 100,000 shares of Common Stock at a price per share of $2.00 through August 31, 2003, for a total of 325,000 shares of Common Stock at $1.15 per share to investors.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 2000, the Company sold to two shareholders 4,546 shares each, for a total of 9,092 shares of Common Stock at $1.00 per share in connection with the exercise of warrants.

(6)  PREFERRED STOCK

(a) Series A Preferred
----------------------
In 1995,  the Company's  Board of Directors  authorized  for issuance  3,000,000 shares of Series A Preferred Stock pursuant to the terms of the Company's certificate of incorporation. The terms of the Series A Preferred Stock were amended in June 1999. Each such share is convertible into two shares of Common Stock of the Company. Each Series A share shall be entitled to 30 votes per share on all matters that may come before the stockholders for a vote. Such shares shall be entitled to a preference in any distribution in liquidation or otherwise.

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

During 1999, the Company sold 50,000 shares of Series A Preferred Stock at $1.00 per share.

During 1999, Donald Fresne converted $300,000 of debt into 300,000 shares of the Company's Series A Preferred Stock.

During 2000, two of the Company's Officers converted an aggregate of $1,493,306 of debt into 1,493,306 shares of the Company's Series A Preferred Stock.

(b) Series B Preferred
----------------------
In 1996, the Company's Board of Directors authorized for issuance 500,000 shares of Series B Preferred Stock pursuant to the terms of the Company's certificate of incorporation. Each Series B share shall be entitled to one vote per share on all matters that may come before the stockholders for a vote. An annual dividend equal to the Company's net profit before income taxes for each of the Company's fiscal years beginning July 1, 1996 as to such time as the holders receive an aggregate amount equal to $.70 per share was to be paid, thereafter pari passu as the Common Stockholders. There was no mandatory redemption and the stock had standard antidilution rights and ranked pari passu with the Series A Preferred Stock on liquidation rights.

In 1996 and 1997 there were 450,000 and 400,000 shares issued for net proceeds of $215,000 and $180,000, respectively. During 1997, all 850,000 shares of Preferred Stock were converted into 154,545 shares of Common Stock.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(6)  PREFERRED STOCK (continued)

In connection with the issuance of the 1996 Series B Preferred Stock, the holders also received one Class C and one Class D Warrant to purchase one share of Common Stock for each share of Series B Preferred Stock purchased, at $2.00 per share, respectively, for a period of five years from the date of purchase.

In connection with the issuance of the 1997 Series B Preferred Stock, the holders also received Class C and Class D Warrants to purchase Common Stock totaling 800,000 shares at $2.00 per share.

In June 2000, the terms of the Series B Preferred Stock were amended by the Company's Board of Directors to remove the dividend provision and to require that shares of Series B Preferred Stock issued and outstanding as of August 31, 2001 be redeemed at a price of $1.00 per share. In addition, if prior to such redemption date, the Company completes a financing or series of financings of its equity securities equaling at least $2,000,000, the holders of the then outstanding shares of Series B Preferred Stock must convert such shares into shares of the Company's Common Stock at a price equal to either (I) one share of Common Stock for each outstanding share of Series B Preferred Stock or (ii) that number of shares of Common Stock and/or other securities of the Company to be offered in such equity financing determined by (A) dividing the aggregate purchase price paid by such holder's shares of Series B Preferred Stock by the aggregate purchase price paid by the purchasers of the Company's securities in such equity financing and (B) multiplying the resulting quotient by the number of shares of Common Stock and/or other securities of the Company to be issued in such equity financing.

During 2000, the Company issued an aggregate of 375,000 shares of Series B Preferred Stock for net proceeds of $375,000.

(7)  COMMITMENTS AND CONTINGENCIES

Pursuant to the licensing agreement discussed in Note 2, the Company had agreed to reimburse BBRI for certain costs for research and development pursuant to budgets prepared by BBRI. This obligation expired in 1994.

The licensing agreements also provides for the indemnification of BBRI by the Company against product liability claims incurred.

(8)  COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements (individually the Agreement and collectively the Agreements) with individuals to serve as the Chairman and the Vice Chairman of the Board of Directors. The Vice Chairman's Agreement is in effect for a period of three years commencing June 1, 1994. Subsequent to the initial, three-year term, the Vice Chairman's Agreement allows for one year renewals thereafter, unless the Vice Chairman or the Company

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

notifies the other party of their intent not to extend within 90 days of June 1 of each renewal year, in writing. Such agreement was amended and restated as of November 1, 1999 to provide, inter alia, for a five-year term extended annually unless terminated by the Company or Mr. Kent. The Vice Chairman's Agreement provided for compensation of $18,000 per year, which was increased to $36,000 per year in 1998, plus stock options as follows:

         1. 2,136 Shares available for $2.00 per share upon execution and delivery of the Agreement and 1,681 Shares available for $2.00 per share on June 1 of each year in which the Agreement remained in effect. Of such options, there were options for 12,222 shares outstanding as of December 31, 2000.

         2. The restated agreement provides for the immediate grant of options to purchase 47,000 shares of the Company's Common Stock at a price of $.50 per share effective November 1, 1999. In addition, the Vice Chairman shall receive options to purchase an additional 37,000 shares of the Company's Common Stock at a purchase price of $.50 per share on June 1 of each year in which the agreement remains in effect, including 2000. All such options are for a period of seven years from the date of grant and may not be exercised until six months following the date of grant. Of such options, there were options for 84,000 shares outstanding as of December 31, 2000.

In 1997, the Vice Chairman's accrued salary of $46,500 was converted into 21,679 shares of Common Stock of the Company.

The Chairman's original Employment Agreement dated April 20, 1994, as amended effective April 6, 1999, is in effect for a period of 60 consecutive months commencing April 6, 1999. On April 6 of each year, the term of such Agreement shall be automatically extended for an additional year unless prior to such date the Chairman or the Company shall have notified the other in writing of its intention not to extend the term of such Agreement.

On April 20 of each year, beginning April 20, 1995, such term of the Agreement shall be automatically extended for an additional year unless prior to such date the employee or the Company have notified the other in writing of its intention not to extend.

The Chairman's Agreement provides for compensation of $189,000 per annum with a $50,000 per annum increase in April of each year during the term of the Agreement. As of November 1, 1999, the Employment Agreement was further amended and restated to include that upon the issuance of equity securities in the Company, the Chairman would be awarded such number of additional shares of Common Stock in the Company that would restore or otherwise increase his equity position in the Company on a fully diluted basis to 33-1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis. In 2000, the Chairman

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

agreed to permanently waive the antidilution provisions of the agreement solely with respect to the issuance by the Company of shares of its Series B Preferred Stock.

The original Agreement also allowed for the payment of certain benefits and the following:

         1. Stock options to purchase 400,000 shares of Common Stock at $.66 per share as long as the Agreement remains in effect.

         2. Stock options to purchase shares of Common Stock of the Company at $.66 per share upon the formation and closing of a strategic alliance or joint venture with a well established company which first assumes responsibility for marketing the Company's HCA test in (A) the United States, 200,000 shares of Common Stock
                (B) Europe, 200,000 shares of Common Stock and (C) Japan, 200,000 shares of Common Stock.

         3. Stock options to purchase 500,000 shares of Common Stock of the Company at $.66 per share upon the approval of the Food and Drug Administration of the Company's HCA test.

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

Stock Option Plan
-----------------
The Company has established a 1991 Stock Option Plan (the "Plan") which provides for the granting of options to key employees and consultants to purchase up to an aggregate of 6,818 shares of the Company's Common Stock.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

possessing 10% or more of the total combined voting power of the Company on the date of grant related to exercise price and aggregate options available to be exercised in any calendar year.

Other Stock Options
-------------------
During 1992 and 1993, the Company granted options to selected employees and members of the Company's Board of Directors to purchase an aggregate of 12,614 shares of the Company's Common Stock at an option price of $3.60 per share, which was not less than the fair market value of the stock at the date of grant. During May 1992, 1,705 of these options were canceled. During 1997, these options were repriced and reissued at $2.00 per share. The options vest ratably over a five-to ten-year period and expire in five to ten years. Of the total options granted during 1992 and 1993, 10,748 were outstanding and exercisable at December 31, 2000.

On February 2, 1993, April 15, 1993, and April 20, 1994, the exercise price of certain options was reduced to the fair market value of the Company's stock at that date. These options were treated as canceled and reissued.

During April 1993, the Company granted 19,545 seven-year options at $1.25 per share to selected members of the Company's Board of Directors, with exercise contingent upon exercise of the Class A Warrants of the Company, and 29,091 seven-year options at $1,25 per share, with exercises contingent upon exercise of the Class B Warrants of the Company. (See Note 5 for descriptions of warrants.) The Company will incur compensation expense, if any, at the time such options become exercisable. On April 20, 1994, the exercise price of certain of these options was reduced to the fair market value of the Company's stock on that date. During 1996, all of these options were canceled.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


(8)  COMPENSATION ARRANGEMENTS (continued)

of the Company's employee stock options are equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net loss had Statement 123 been applied has not been presented since options granted during the years ended December 31, 2000, 1999 and 1998 were not material. Presentational pro forma net loss pursuant to Statement 123 has not been presented for the period from inception to December 31, 2000 as the information would not be meaningful.

Directors Fees
--------------
In 1999, the Directors, (other than Mr. Fresne) were issued 25,000 shares each for past services, and the Company established an annual fee for such Directors of $12,000, commencing with the first annual period ending June 30, 2000 to be paid at such year end in Common Stock of the Company at $1 per share.

(9)  SUBSEQUENT EVENTS

Financial Matters
-----------------
During 2000, the Company sold one unit, consisting of 100,000 shares of the Company's Common Stock and a Series I Warrant to purchase 100,000 shares of Common Stock at a price per share of $2.00 through August 31, 2003, at $1.15 per share to an investor. Proceeds of $115,000 were received, however, shares were not issued until January 16, 2001. In 2001, two additional units were sold for aggregate proceeds of $230,000. In addition, the Company's attorney converted $23,000 of fees owed in exchange for 20,000 shares of Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following  table sets forth as to the directors and each executive  officer:
(1) his name; (2) his age; and (3) his present position with the Company.

           Name             Age                   Title
-------------------------   ---  -----------------------------------------------
Donald C. Fresne            73   Chairman of the Board of Directors,
                                 Director, President and Chief Executive Officer

L. Courtney Schroder        63   Treasurer and Director

Richard E. Kent             72   Vice Chairman of the Board of Directors and
                                 Secretary

Paul N. Schnipelsky, Ph.D.  57   Executive Vice President and Chief Operating
                                 Officer

John L. Daiss, Ph.D.        48   Vice President of Research

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

L. COURTNEY SCHRODER has been Treasurer and a Director of the Company since 1991. Mr. Schroder served as a director of Biotag, Inc. from 1987 to 1991. He served as Vice President of Chase Manhattan Bank from 1981 until July 1991, and Vice President of UBS Asset Management (New York), Inc. from August 1991 through October 2000. Since November 2000 he has been Vice President of Wilmington Trust.

RICHARD E. KENT has been a Director of the Company since 1991 and Vice Chairman of the Board of Directors of the Company since January 28, 1994 and the Company's Secretary since June, 1994. Mr. Kent served as a director of Biotag, Inc. from 1987 to 1991. Mr. Kent was Vice President, Secretary and General Counsel of Grossman's Inc., a retailer of building materials, from 1986 until his retirement in December 1997. In April 1997, Grossman's Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Kent presently is a consultant to Grossman's Division of Jeld-Wen, Inc.

PAUL N. SCHNIPELSKY, Ph.D. was Vice President-Research for Ortho-Clinical Diagnostics from November 1998 until June 2000. Prior to that he was Director Research and Development, Pollards Wood Laboratory of Johnson & Johnson Clinical Research from 1994 to April 1998. From July 2000 through December 2000, he performed independent research for the Company.

JOHN L. DAISS, Ph.D. was a Research Fellow at Ortho-Clinical Diagnostics from 1994 to 2000. From July 2000 through December 2000, he performed independent research for the Company.

Compliance  with Section 16(a) of Securities  Exchange Act of 1934
------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, officers and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, no person required to file any such report was delinquent in his or her obligation during 2000.


ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth information concerning the compensation of the Company's officers for services as executive officers of the Company for the last three fiscal years.

                                              SUMMARY COMPENSATION TABLE
                                                                                     Long Term
                                                                                   Compensation
                                                    Annual Compensation               Awards
                                                    -------------------               ------
                                                                                    Securities
        Name and                                               Other Annual         Underlying          All Other
  Principal Positions      Year   Salary ($)    Bonus ($)    Compensation ($)        Options         Compensation ($)
-----------------------    ----   ----------    ---------    ----------------    ----------------    ----------------
Donald C. Fresne (1)       2000   230,750          --           14,727(2)               --               1,387(6)
  Chairman, President      1999   152,483          --           58,184(2)               --                 300(5)
  and Chief Executive      1998   326,900          --           52,348(2)               --                 675(4)
  Officer

Richard E. Kent (1)        2000   103,500(9)       --              ---(3)             37,000            14,641(8)
  Vice Chairman of the     1999      --            --              ---(3)             48,681                25(4)
  Board and Secretary      1998      --            --              ---(3)              1,681                75(4)

L. Courtney Schroder       2000      --            --              ---(3)               --              12,000(7)
  Treasurer and Director   1999      --            --              ---(3)               --                  25(4)
                           1998      --            --              ---(3)               --                  75(4)
------------

          (1) Mr. Fresne became Chief  Executive  Officer of the Company on March 24, 1994 and President on August 29,
1997.  Mr. Kent became Vice Chairman of the Board of Directors and Secretary of the Company in June 1994.  The payment of salaries and benefits to Mr. Fresne and Mr. Kent were curtailed  beginning in October 1994 because of the Company's lack of cash flow.  Portions of the unpaid amounts of such salaries have been accrued.  In the case of Mr. Fresne,  he received salary  payments in 2000 of $230,750 and the amount of such accrual for 2000 is $241,583.  In the case of Mr.
Kent, he received no salary payments in 2000, and the amount of such accrual for 2000 is $18,000.

          (2) Represents car expenses of $8,500,  and club membership fees of $6,227 for 2000; car expenses of $5,776, club membership fees of $6,960,  and  compensation for life insurance of $45,448 for 1999; and car expenses of $9,026, club membership fees of $6,724, and compensation for life insurance of $36,598 for 1998.

          (3) Represents amounts which do not meet reporting thresholds.

          (4) Represents Common Stock bonuses recorded by the Company at $.001 per share for 1999 and 1998.



          (5) Represents  Series A Preferred  Stock issued in  consideration  of  cancellation  of $300,000 of accrued salary owed to Mr. Fresne, recorded by the Company at $.001 per share.


          (6) Represents Series A Preferred Stock issued as a stock bonus recorded by the Company at $.001 per share.

          (7) Represents shares of Common Stock received in lieu of $12,000 for director's fees.

          (8)  Represents  12,000 shares of Common Stock  received in lieu of $12,000 for  director's  fees, and 2,641 shares of Series A Preferred Stock received in lieu of compensation for life insurance premiums.

          (9) Represents 103,500 shares of Series A Preferred Stock in lieu of $103,500 for accrued salary.

                               OPTION GRANT TABLE

The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options for Common Stock of the Company during the fiscal year ended December 31, 2000. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                     Number of       % of Total
                     Securities     Options/SARs  Exercise
                     Underlying      Granted to    Or Base
                    Options/SARs    Employees in   Price     Price    Expiration
     Name           Granted (#)     Fiscal Year    ($/Sh)    ($/Sh)      Date
---------------     ------------   -------------  --------   ------   ----------

Richard E. Kent      37,000(1)         100%         .50       N/A      10/31/07
------------
          (1) Represents non-qualified stock options for shares of Common Stock granted on September 13, 1994 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994 and amended and restated as of November 1, 1999.

No stock options for Common Stock were exercised during the fiscal year ended December 31, 2000 by the Named Executive Officers. The following table provides information related to the number and value of stock options for Common Stock held at the end of such fiscal year by the Named Executive Officers. The Company does not have any plans provided for SARs.

                                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                               FISCAL YEAR-END OPTION VALUES
                                                                                              Value of Unexercised
                                                              Number of Unexercised          In-The-Money Options at
                                                         Options at December 31, 2000(#)      December 31, 2000 ($)
                         Acquired on       Value         -------------------------------    -------------------------
        Name             Exercise (#)    Realized ($)       Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------     ------------    ------------    -------------------------------    -------------------------
Donald C. Fresne             ---             ---                      ---/---                        ---/---
Richard E. Kent              ---             ---                   96,873/---                     56,530/---(1)
L. Courtney Schroder         ---             ---                    1,705/---                        255/---(1)
------------

          (1) Based on a price per share of $1.15,  the most recent  sales price for a share of the  Company's  Common
Stock.

Security  Ownership of Certain  Beneficial  Owners and  Management
------------------------------------------------------------------
The following table sets forth information as of March 29, 2001 with respect to the beneficial ownership of the Common Stock of the Company by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director and nominee of the Company, (iii) the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

                                                   Amount and
                                                   Nature of
Name and Address of                                Beneficial           Percent
Beneficial Owner                                  Ownership(1)          of Class
-------------------                               ------------          --------

Donald C. Fresne(2)                                 5,376,484            34.24%
PO Box L
69 North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder(3)                               156,995             1.22%
25 Blackburn Lane
Manhasset, NY 11030

Richard E. Kent(4)                                    539,995             4.09%
49 Bourne Point Road
Wareham, MA 02571

W. James Tozer, Jr.(5)                              2,422,308            17.99%
Vectra Management Group
65 East 55th Street, 9th Floor
New York, NY 10022

Lionel G. Goldfrank III(6)                          3,456,250            23.37%
1120 Fifth Avenue
New York, NY 10128

David C. Clapp(7)                                   2,008,850            15.36%
160 East 72nd Street
New York, NY 10021

Richard D. Field(8)                                   827,900             6.38%
49 Locust Avenue, Suite 104
New Canaan, CT 06840

Christy Parsons                                       753,840             5.85%
7 East 81st Street
New York, NY 10028

Paul N. Schnipelsky, Ph.D                                   0             0.00%
253 Edgerton Street
Rochester, NY 14607

John L. Daiss, Ph.D.                                        0             0.00%
299 Mulberry Street
Rochester, NY 14620

All directors and executive                         6,073,474            39.55%
officers of the Company as
a group (5 persons)
------------
          (1) A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options and warrants. Each beneficial owner's percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised. For purposes of the footnotes that follow, "currently exercisable" means options and/or warrants that are exercisable as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

          (2) Included in the shares reported by Mr. Fresne are 17,026 shares owned by Biotag, Inc., the former general partner of the COD Associates, L.P., the predecessor to the Company, which is wholly-owned by Mr. Fresne, 25,702 shares issuable upon exercise of currently exercisable warrants to purchase Common Stock, and 600,000 shares of Common Stock underlying 300,000 shares of the company's Series A Preferred Stock. Pursuant to an Amended and Restated Employment Agreement dated as of November 1, 1999, between Mr. Fresne and the Company, the Company has agreed to issue to Mr. Fresne additional shares of the Company's Common Stock for no further consideration in the event the Company issues equity securities for cash or upon conversion of debt owed by the Company or for services or for any other consideration such that the number of shares owned by Mr. Fresne, beneficially or of record, shall, on a fully diluted basis, equal to 33-1/3% of the issued and outstanding shares of the Company's Common Stock. In addition, in the event Mr. Fresne is instrumental in obtaining equity financing of at least $1,000,000, Mr. Fresne shall be awarded that number of shares of equity securities issued pursuant to such financing equal to 33-1/3% of the number of securities so issued. Further, at a meeting held on May 3, 2000, the Company's Board of Directors, Mr. Fresne abstaining, authorized Mr. Fresne to convert accrued salary and other obligations owed to him by the Company in excess of $200,000 into shares of the Company's Series A Preferred Stock at the rate of $1.00 per share. In light of the Company's financial condition, Mr. Fresne has foregone salary and life insurance premium payments and related interest thereon aggregating $273,699.92 through December 31, 2000. In the event Mr. Fresne were to convert all of such accrued amount, he would receive 273,700 shares of Series A Preferred Stock which is convertible into 547,400 shares of the Company's Common Stock. The outstanding amount of such obligation is evidenced by the Company's promissory note to Mr. Fresne.

          (3) Included in the shares reported by Mr. Schroder are 1,705 shares of Common Stock issuable upon exercise of currently exercisable options to purchase Common Stock.

          (4) Included in the shares reported by Mr. Kent are 96,873 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase Common Stock.

          (5) Included in the shares held by Mr. Tozer are 500,000 shares of the Company's Common Stock shares issuable upon the exercise of currently exercisable warrants, 100,000 shares of the Company's Common Stock issuable upon conversion of 50,000 shares of the

Company's Series A Preferred Stock and 75,000 shares of the Company's Common Stock issuable upon conversion of 75,000 shares of the Company's Series B Preferred Stock. Pursuant to an agreement dated as of May 4, 1999, the Company and Mr. Tozer agreed that in exchange for his capital contributions to date, to the extent that subsequent capital contributions by third parties prior to the date the Company enters into a strategic partnership with a major pharmaceutical firm reduce Mr. Tozer's holdings in the Company's Common Stock to less than 10% on a fully diluted basis, the Company shall issue to Mr. Tozer, for no additional consideration, that number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%. In addition, to the extent a strategic partner purchases shares of the Company's Common Stock at a price of less than $200,000 per 1% of the Company's issued and outstanding Common Stock, Mr. Tozer shall be entitled to receive, for no additional consideration, the number of shares of Common Stock necessary to bring his aggregate percentage interest in the Company's Common Stock on a fully diluted basis to 10%.

          (6) Included in the shares held by Mr. Goldfrank are 625,000 shares of the Company's Common Stock issuable upon the exercise of currently exercisable warrants, 75,000 shares of the Company's Common Stock issuable upon conversion of 75,000 shares of the Company's Series B Preferred Stock, a right to acquire at any time up to June 30, 2001 up to 200,000 shares of the Company's Common Stock at a price of $1.15 per share, a right to acquire at any time up to June 30, 2001 up to two (2) of the Company's Series I Warrants aggregating 200,000 shares of the Company's Common Stock at a price of $2.00 per share, such Warrants expiring August 31, 2003, a right to acquire at any time up to January 31, 2003 up to an additional 400,000 shares of the Company's Common Stock at a price of $1.15 per share, and a right to acquire at any time up to January 31, 2003 up to four (4) additional Series I Warrants aggregating 400,000 shares of the Company's Common Stock at a price of $2.00 per share, such Warrants to expire August 31, 2003.

          (7) Included in the shares held by Mr. Clapp are 156,845 shares of Common Stock held by a family limited partnership of which Mr. Clapp is a principal, 75,000 shares of the Company's Common Stock issuable upon conversion of 75,000 shares of the Company's Series B Preferred Stock, an aggregate of 118,182 shares of the Company's Common Stock issuable upon the exercise of currently exercisable warrants and 160,000 shares of the Company's Common Stock presently owned by Mr. Fresne and subject to a call option in favor of Mr. Clapp through December 28, 2002 at a price of $2.66 per share.

          (8) Included in the shares held by Mr. Field are 100,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

Meetings of the Board and Committees of the Board
-------------------------------------------------
The Board of Directors held five (5) meetings during the year ended December 31, 2000. Donald Fresne and Richard Kent attended all of the meetings and took one action by unanimous written consent. L. Courtney Schroder attended four (4) of the meetings. The Board of Directors has one standing committee, the Executive Committee, which did not meet in 2000. The Board of Directors does not have a standing nominating committee, audit committee or compensation committee, such functions being reserved to the full Board of Directors.

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

As of November 1, 1999, the Employment Agreement was further amended and restated. Under the restated agreement, Mr. Fresne is to be paid a salary of $189,000 per year with annual increases of $50,000 per year beginning in 1995. At the discretion of the Board, Mr. Fresne may be given merit increases and bonuses. Upon the issuance of equity securities in the Company pursuant to the sale thereof for a cash consideration or in lieu of a cash payment upon the conversion of debt into such equity securities or for services or any other consideration, after the date hereof and during the term hereof or any extension thereof, Mr. Fresne is awarded such number of additional shares of Common Stock in the Company that will restore or otherwise increase his equity position in the Company on a fully diluted basis to 33-1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis, such grant to be automatic upon the occurrence of such event.

In addition, in the event Mr. Fresne is instrumental in obtaining equity financing for the Company during the term hereof for a cash infusion to the capital of the Company of $1,000,000 or more, Mr. Fresne shall receive as compensation therefore equity securities equal to 33-1/3% of the equity securities issued pursuant to such financing.

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

Director Compensation
---------------------
In 2000, no cash compensation was paid to non-employee directors of the Company. Each of Mr. Kent and Mr. Schroder received 12,000 shares of the Company's Common Stock in 2000 in lieu of an annual director's fee of $12,000.

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

Repricing of Outstanding Options and Warrants
---------------------------------------------
At a meeting on May 3, 2000, the Company's Board of Directors reduced the price of all then outstanding options and warrants to purchase the Company's Common Stock with an exercise price of at least $1.00 per share by fifty percent (50%).

Certain Relationships and Transactions
--------------------------------------
For information regarding certain transactions involving the Company and its directors and executive officers prior to August 1, 1997, see "Certain Relationships and Transactions", of the Company's Information Statement on
Schedule 14C, dated August 9, 1997. For information regarding certain transactions involving the Company and its directors and executive officers after August 1, 1997, see "Certain Relationships and Transactions", of the Company's Annual Report on Form 10-KSB for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, and the Company's Current Report on Form 8-K dated June 28, 2000, each of which is incorporated herein by reference.

In July 2000, the Company's Board of Directors approved a plan to allow the holders of the Company's 25% Bridge Notes and other debt instruments to convert the principal amount of such debt into shares of the Company's Common Stock at the rate not to exceed $1.00 per share as negotiated between Mr. Fresne and the holders of such instruments. As of December 31, 2000, an aggregate of $450,000 principal amount of such instruments was converted into an aggregate of 658,599 shares of the Company's Common Stock at prices ranging from $.58 to $1.00 per share.

In April 1999, the Company's Board of Directors, approved an arrangement pursuant to which Mr. Fresne and Mr. Kent were granted the right, for a period of five years, to convert all debts owed to them by the Company into shares of the Company's Common Stock at the rate of $.83 per share or shares of the Company's Series A Preferred Stock at the rate of $1.00 per share, in order to facilitate any future financings the Company may require. In July 2000, Mr. Kent converted an aggregate of $106,141 in accrued salary and life insurance premiums into 106,141 shares of the Company's Series A Preferred Stock. With respect to Mr. Fresne's conversion right, see Item 10, Executive Compensation and Other Information-Security Ownership of Certain Beneficial Owners and Management, Note 2.

Commencing July 1, 1999 and for each annual period ending June 30 thereafter for which they serve as directors of the Company, each of Messrs. Kent and Schroder are entitled to receive an annual fee equal to $12,000 payable in shares of the Company's Common Stock at the rate of $1.00 per share. In July 2000, each of them received 12,000 shares of the Company's Common Stock for the period ending June 30, 2000.

Effective December 1, 1999, the Company entered into an arrangement with Biofund, Inc., a Delaware corporation, pursuant to which Biofund, Inc. would guarantee repayment to the Bank of Millbrook a loan to the Company by such Bank of up to $800,000 for up to one year. Such loan was secured by certificates of deposit issued by the Bank of Millbrook for the amount of the loan and held by such bank as collateral. In exchange for its guarantee of such loan, the Company granted to Biofund, Inc. a security agreement in its intellectual property and technology on the same terms as that previously granted to Mr. Fresne. In addition, upon repayment of such loan and return of the security for the guarantee to Biofund, Inc., Biofund, Inc. had the right to purchase up to 2.5% for each $100,000 of guarantee provided of the Company's issued and outstanding Common Stock, on a fully diluted basis, as of November 1, 1999 at a price of $.01 per share. If such right were exercised, Biofund, Inc. would have been entitled to purchase 2,831,900 shares of the Company's Common Stock. Among the shareholders of Biofund, Inc. were Messrs. Fresne, Clapp, Tozer, Goldfrank and Field, each of whom is a director of Biofund, Inc., and Ms. Parsons. Mr. Fresne owned 6.3% of the outstanding shares of Biofund, Inc., Mr. Clapp owned 25.0% of the outstanding shares of Biofund, Inc., Mr. Tozer owned 25.0% of the outstanding shares of Biofund, Inc., Mr. Goldfrank owned 18.8% of the outstanding shares of Biofund, Inc., Mr. Field owned 12.5% of the outstanding shares of Biofund, Inc. and Ms. Parsons owned 13.0% of the outstanding shares of Biofund, Inc. Such arrangement was modified and the transaction terminated in June 2000. For a complete description of such modification and termination of such transaction, reference is made to the Company's Current Report on Form 8-K dated June 28, 2000, which is incorporated herein by such reference.

In August 2000, Mr. Fresne converted an aggregate of $1,387,164.85 in accrued salary and other obligations owed by the Company to him into 1,387,165 shares of the Company's Series A Preferred Stock.

ITEM 13. EXHIBITS  LIST AND REPORTS ON FORM 8-K

EXHIBITS       EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

 3.1 Certificate of Incorporation of the Company filed with the Delaware Secretary of State on April 24, 1991 (A)

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

 3.7 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company

 3.8           By-laws of the Company (A)

 3.9           By-laws of the Company (H)

 3.10          Amendment to Article III, Section 1 to the Company's by-laws (M)

 3.11 Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Company filed with the Delaware Secretary of State on May 28, 1991 (F)

 3.12 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation filed in the Office of the Secretary of State of Delaware on May 28, 1991, filed with the Delaware Secretary of State on November 8, 1991 (F)

 3.13 Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 11, 1999

 3.14 Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 12, 2000(P)

 3.15 Certificate Amendment of Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 12, 2000(P)

 4.1 Form of Warrant Agreement by and among, the Company, American Stock Transfer & Trust Company, as Warrant Agent, and D.H. Blair & Co., Inc., relating to the Company's Class A and Class B Warrants (B)

 4.2 Escrow Agreement, dated December 1991, among American Stock Transfer & Trust Company, as Escrow Agent, the Company and certain stockholders of the Company relating to the deposit in escrow of certain shares of the Company's Common Stock (C)

10.1 Agreement dated December 12, 1986 (the "BBRI Agreement") between Donald C. Fresne and BBRI relating to mAb and HCA technology (A)

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

10.36          Amendment  No. 1 to Security and  Intercreditor  Agreement  dated
               June  7,  2000  relating  to  modification   and  termination  of
               transaction with Biofund, Inc.(P)

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

          (O) Incorporated by reference to the Company's Form 8-K dated June 9, 1999.

          (P) Incorporated by reference to the Company's Form 8-K dated June 28, 2000.


REPORTS ON FORM 8-K

The Company filed one report on Form 8-K, dated June 28, 2000, during the fiscal year ended December 31, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EPIGEN, INC.


Date:  March 29, 2001                  By:  /s/ Donald C. Fresne
                                       -------------------------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and President



In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 2001                  By:  /s/ Donald C. Fresne
                                       -------------------------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and President


Date:  March 29, 2001                  By:  /s/ Richard E. Kent
                                       -------------------------------------
                                       Richard E. Kent, Vice Chairman of the
                                       Board of Directors and Secretary


Date:  March 29, 2001                  By:  /s/ L. Courtney Schroder
                                       -------------------------------------
                                       L. Courtney Schroder, Treasurer
                                       (Principal Financial and Accounting
                                       Officer) and Director