Form 10QSB
period 2001-03-31
EPIGEN INC /DE
filed 2001-05-09
CIK 879354

Quick Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR

[    ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT

For the transition period from                to

Commission File Number 1-11055

Epigen, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

04-3120172
(I.R.S. Employer Identification No.)

69 North Tower Hill Road, PO Box L, Millbrook, NY 12545
(Address of principal executive offices) (Zip Code)

(845) 677-5317
(Issuer's telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ x ]   NO [   ]

The number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, at May 8, 2001 was 13,506,928.

Transitional Small Business Disclosure Format (check one):   YES [ x ]   NO [   ]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets
             at March 31, 2001 and December 31, 2000....................      1

          Statements of Operations
             for the three month periods ended March 31, 2001
             and March 31, 2000, and cumulative from
             inception  (January 28, 1987) to March 31, 2001............      2

          Statements of Cash Flows
             for the three month periods ended March 31, 2001
             and March 31, 2000, and cumulative from
             inception (January 28, 1987) to March 31, 2001.............      3

          Notes to Financial Statements.................................  4 - 6

Item 2.   Management's Discussion and Analysis or Plan of Operation.....  7 - 9

PART II   OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      EPIGEN, INC.
                              (Formerly COD Associates, L.P.)
                               (A Development Stage Company)
                                      BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 2001            2000
                                                             ------------    ------------
Assets
Current Assets:
   Cash and cash equivalents .............................   $     11,141    $     59,199
   Loan and interest receivable ..........................        167,632         164,165
                                                             ------------    ------------
      Total Current Assets ...............................        178,773         223,364

Office equipment, net of accumulated depreciation of
   $56,344 and $55,276 ...................................         13,794          14,862
                                                             ------------    ------------
      Total Assets .......................................   $    192,567    $    238,226
                                                             ============    ============

Liabilities & Stockholders' Equity
Current Liabilities:
   Note payable demand ...................................   $    105,805    $    105,805
   Notes payable - Officer ...............................        356,214         361,214
   Accrued interest - notes payable ......................        107,242          97,019
   Accrued direct research & development costs ...........        647,453         570,252
   Accrued professional fees .............................        372,181         359,858
   Accrued payroll .......................................        312,194         291,182
   Other accrued expenses ................................         97,657         199,997
                                                             ------------    ------------
      Total Current Liabilities ..........................      1,998,746       1,985,327
                                                             ------------    ------------

Stockholders' Equity
   Preferred Stock - 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.001 par
       value, issued and outstanding - 1,843,306 shares at
       March 31, 2001 ....................................          1,843           1,843
     500,000 shares designated as Series B, $.001 par
       value, issued and outstanding - 375,000 shares at
       March 31, 2001 ....................................            375             375
   Common Stock - 50,000,000 shares authorized,
     $.001 par value, issued and outstanding - 12,887,276
       shares at March 31, 2001 ..........................         12,887          12,567
   Additional paid-in capital ............................     20,366,832      19,999,152
   Deficit accumulated during development stage ..........    (22,188,116)    (21,761,038)
                                                             ------------    ------------
      Total Stockholders' Equity .........................     (1,806,179)     (1,747,101)
                                                             ------------    ------------

      Total Liabilities & Stockholders' Equity ...........   $    192,567    $    238,226
                                                             ============    ============

         The accompanying notes are an integral part of these financial statements.

                                            -1-

                                     EPIGEN, INC.
                            (Formerly COD Associates, L.P.)
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                         For the Three   For the Three       from
                                         Months Ended    Months Ended    Inception to
                                           March 31,       March 31,       March 31,
                                             2001            2000            2001
                                         ------------    ------------    ------------
Revenues:
 Contract research ...................   $       --      $       --      $      5,000
 Licensing fees ......................           --              --             1,600
 Management fee income ...............           --              --            23,219
 Interest income .....................          3,467            --           255,876
                                         ------------    ------------    ------------
                                                3,467            --           285,695
                                         ------------    ------------    ------------
Operating Costs & Expenses:
 Direct research & development .......         96,082         141,553       8,866,420
 General & administrative ............        321,452         217,271      11,665,759
 Fees due to General Partner of the
  Predecessor & affiliates, forgiven
  and contributed to capital .........           --              --         1,188,893
 Interest expense, net ...............         13,011          74,606         961,333
                                         ------------    ------------    ------------
      Total Operating Costs & Expenses        430,545         433,430      22,682,405
                                         ------------    ------------    ------------

Net (loss) before extraordinary items        (427,078)       (433,430)    (22,396,710)

Extraordinary Item:
 Cancellation of debt income .........           --              --           208,594
                                         ------------    ------------    ------------

Net (loss) ...........................   $   (427,078)   $   (433,430)   $(22,188,116)
                                         ============    ============    ============

Basic and Diluted Earnings Per Share:
 Net (loss) per share before
  extraordinary item .................   $      (0.03)   $      (0.07)
                                         ------------    ------------
 Net (loss) per share on
  extraordinary item .................           --              --
                                         ============    ============

Net loss per common share ............   $      (0.03)   $      (0.07)

Weighted average number of shares
 of Common Stock outstanding .........     12,752,276       5,823,007
                                         ============    ============

       The accompanying notes are an integral part of these financial statements.

                                          -2-

                                              EPIGEN, INC.
                                     (Formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                           For the Three   For the Three       from
                                                           Months Ended    Months Ended    Inception to
                                                             March 31,       March 31,       March 31,
                                                               2001            2000            2001
                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net loss ..............................................   $   (427,078)   $   (433,430)   $(22,188,116)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization expense ...............          1,068           1,501         117,289
   Non-cash expenses paid in equity interest ...........           --                49       2,811,376
   Non-cash compensation expense associated
    with the grant of stock options and warrants .......           --              --           427,964
 Debt converted to equity ..............................         23,000            --         3,856,137
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued direct
   research and development costs ......................         77,201         (14,550)        647,453
  Increase (decrease) in accrued professional fees .....         12,323         (58,960)        372,181
  Increase (decrease) in accrued payroll ...............         21,012          20,362         312,194
  Increase (decrease) in accrued expenses to
   affiliates, printing charges and other expenses .....        (92,117)        (54,338)        204,899
                                                           ------------    ------------    ------------
     Net cash provided by (used in) operating activities       (384,591)       (539,366)    (13,438,623)
                                                           ------------    ------------    ------------

Cash Flows from Investing Activities:
 Purchase of office equipment ..........................           --              --           (74,133)
 Decrease (increase) in note receivable from
  an officer/shareholder ...............................         (3,467)           --          (167,632)
 Decrease (increase) in other assets ...................           --              --            (3,025)
 Increase in organizational costs ......................           --              --           (53,925)
                                                           ------------    ------------    ------------
     Net cash used in investing activities .............         (3,467)           --          (298,715)
                                                           ------------    ------------    ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of Common Stock ................        345,000            --        10,324,860
 Increase (decrease) in note payable - Officer .........         (5,000)           --           356,214
 Capital contributions .................................           --              --         2,141,600
 Proceeds from issuance of Preferred Stock .............           --              --           820,000
 Increase (decrease) in note payable-demand ............           --           (15,000)        105,805
 Net decrease in notes payable - other .................           --            50,000            --
                                                           ------------    ------------    ------------
     Net cash provided by (used in) financing activities        340,000          35,000      13,748,479
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ...        (48,058)       (504,366)         11,141
Cash and cash equivalents, beginning period ............         59,199         521,766            --
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of period ...............   $     11,141    $     17,400    $     11,141
                                                           ============    ============    ============

               The accompanying notes are an integral part of these financial statements.

                                                   -3-

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements as of March 31, 2001 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes.

2.  Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements

The Company’s technology was originally licensed from Boston Biomedical Research Institute ("BBRI"). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin.

During 1992, the Company entered into a contract with the University of Oslo (the “University”) in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to the University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4.  Licensing Agreements (continued)

During 1993, the Company entered into an agreement with Massachusetts General Hospital (“MGH”) to license certain antibodies for use in developing the in-vitro diagnostic test, the in-vivo imaging agent and the therapeutic vaccine. Under the agreement, the Company is required to pay royalties ranging from 2% to 5% of the net sales price, as defined, depending on the country in which the product is sold. The term of the agreement expires, on a country-by-country basis, eight years after the first commercial sale or for the life of a valid patent in a country, whichever occurs first.

Pursuant to the Company’s agreement with BBRI, if royalties are to be paid to both BBRI and MGH, the aggregate royalty payable to BBRI and MGH shall not exceed 6% of the net proceeds to the Company from sales of any licensed product or process. On June 12, 1995, MGH agreed to reduce royalty payments due pursuant to the June 1, 1993 agreement by 50% to between 1% and 2.5%.

The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 433,705 shares of the Company’s Common Stock. In addition, Vacold is to receive a 3% royalty on Epigen’s sales that include any IgG antibodies developed in Vacold’s laboratory. A second contract was negotiated with Vacold for ongoing R&D. Vacold was to be responsible for the optimization and demonstration of the new assay to prospective strategic partners. The Agreements with Vacold were terminated on September 28, 2000 by mutual consent. The Company has opened a new laboratory at the University of Rochester in Rochester, New York, to continue the development of its diagnostics.

5.  Loan and Interest Receivable

On June 7, 2000, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214. The aggregate of principal and interest at a rate of 9% due through March 31, 2001 is $167,632.

6.  Loan and Interest Payable

Included in Notes payable - Officer is a Promissory Note dated June 7, 2000 issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $356,214. The aggregate of principal and interest at a rate of 9% due through March 31, 2001 is $382,251.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7.  Equity Transactions During the Quarter Ended March 31, 2001

The Company recorded the issuance of one unit, consisting of 100,000 shares of the Company’s Common Stock and a Series I Warrant to purchase 100,000 shares of Common Stock at a price per share of $2.00 through August 31, 2003. During 2000, these shares were sold at $1.15 per share and proceeds of $115,000 were received, however, shares were not issued until 2001. These shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

The Company sold two additional units, each full unit consisting of 100,000 shares of the Company’s Common Stock and a Series I Warrant to purchase 100,000 shares of Common Stock at a price per share of $2.00 through August 31, 2003, at $1.15 per share to investors during 2001. Proceeds of $230,000 were received and these shares were recorded at par value, with the balance of the purchase price recorded as additional paid in capital.

The Company's attorney converted $23,000 of fees owed in exchange for 20,000 shares of Common Stock. These shares were recorded at par value.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company presently is insolvent and unable to pay its debts as they become due. Certain of the officers have agreed temporarily to allow part of their salaries to accrue. Currently, liabilities exceed assets. Should a sufficient number of the Company’s creditors pursue the obligations owed them, the Company might be forced into a voluntary or involuntary bankruptcy.

During the period from June 28, 2000 through August 2, 2000, however, the Company completed a series of conversions of debt to stock which reduced its outstanding liabilities by an aggregate of $2,966,415 from $4,607,906 to $1,641,491. As a result of such conversions, the Company issued an aggregate of 2,393,114 shares of its Common Stock, and 1,493,306 shares of its Series A Preferred Stock. The Company is continuing its efforts to reduce its liabilities through equity conversions as approriate opportunities are presented.

In addition to debt reduction, the Company continues to pursue funding from a variety of sources. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital.

The Company believes that it has produced enough data indicating that the HCA Test can be used as a confirmatory test for prostate cancer to allow the Company to negotiate a license agreement.

The Company does not presently have the resources to complete the development of, or conduct prospective clinical trials on, new products. It has never been part of the Company’s strategy to market any of its products. The Company is focusing on the optimum financial opportunity this technology should afford, and is presently negotiating a license agreement with a major biopharmaceutical company to distribute our product upon FDA approval. The terms and conditions of such agreement are acceptable to the Company. No assurance can be made that the Company will be successful in negotiating a definitive license agreement or that, upon execution, the Company will be able to complete development of the HCA Test in order to receive FDA approval or to commence its manufacture and distribution.

Upon funding, the Company intends to complete the development of and conduct prospective clinical trials on its confirmatory test for prostate cancer, a prerequisite for seeking FDA approval. The Company is currently planning to manufacture the test in its own facilities, and will furnish its distributors with a finished product.

In October, the Company entered into a Memorandum of Understanding with Medarex, Inc., a biopharmaceutical company, to jointly develop and market the Company’s monoclonal antibody therapeutic utilizing the Company’s patented antigen. The definitive agreement is currently being negotiated.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho-Clinical Diagnostics, John L. Daiss, Ph.D., former Chief Scientist, and several technicians formerly employed by Ortho-Clinical Diagnostics. The Company opened a laboratory at the University of Rochester in Rochester, New York to continue the development of its products.

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

The study was conducted using IgM antibodies. The industry prefers IgG antibodies because of their smaller size and faster reactivity. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. These antibodies have faster reactivity and avoid problems indigenous to IgM antibodies. The Company is now optimizing its assay, i.e., testing the various combinations of IgG antibodies to determine which combination gives the best results.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have had positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. It is generally accepted that mammograms have a 66% false positive rate. The Company believes that the HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should be

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, this Test will eliminate the need for unnecessary sonograms and biopsies, reduce stress experienced by patients who have false positives, and result in substantial savings to the health care industry.

Preliminary in-vitro testing regarding the Company’s therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Research on the Company’s vaccine at Columbia Presbyterian has been deferred until funding is available. If a definitive collaboration agreement with Medarex, Inc. is negotiated, the Company and Medarex, Inc. will initiate various procedures designed to lead to the development of appropriate antibodies for use in a therapeutic vaccine.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

PART II     OTHER INFORMATION

Item 2(c)  Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended March 31, 2001

In January 2001, Registrant issued to Lionel Goldfrank III a unit composed of 100,000 shares of its Common Stock and a Series I Warrant to purchase an additional 100,000 shares of its Common Stock. The shares of Common Stock were issued at $1.15 per share and the exercise price of the shares of Common Stock underlying the Series I Warrant is $2.00 per share. Mr. Goldfrank also received the right to acquire up to four additional units at any time through January 31, 2003.

In February 2001, Registrant issued to Lionel Goldfrank III a unit composed of 100,000 shares of its Common Stock and a Series I Warrant to purchase an additional 100,000 shares of its Common Stock. The shares of Common Stock were issued at $1.15 per share and the exercise price of the shares of Common Stock underlying the Series I Warrant is $2.00 per share. Registrant also issued 20,000 shares of Common Stock to its legal counsel at a price of $1.15 per share in exchange for the conversion of $23,000 in accrued legal fees.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such securities in light of the fact that such securities were issued on a limited basis, without publication, and the recipient of such securities is familiar with Registrant and its operations.

Item 6.      Exhibits and Reports on Form 8-K

  Exhibits-None

  Reports on Form 8-K
  The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2001

EPIGEN, INC.
By:	/s/ Donald C. Fresne Donald C. Fresne, Chief Executive Officer, Chairman of the Board of Directors and President

EPIGEN, INC.
By:	/s/ L. Courtney Schroder L. Courtney Schroder, Treasurer and Chief Financial Officer

Quick Links

PART I—FINANCIAL INFORMATION
   Item 1.  Financial Statements
        Balance Sheets
        Statements of Operations
        Statements of Cash Flows
        Notes to Financial Statements
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
   Item 2(c) Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended March 31, 2001
   Item 6.  Exhibits and Reports on Form 8-K