Form 10KSB/A
period 2000-12-31
EPIGEN INC /DE
filed 2001-06-07
CIK 879354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A1


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

The number of shares of Common Stock, $.001 par value per share, outstanding as of June 6, 2001 was 13,530,450.

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

                                                   Amount and
                                                   Nature of
Name and Address of                                Beneficial           Percent
Beneficial Owner                                  Ownership(1)          of Class
-------------------                               ------------          --------

Donald C. Fresne(2)                                 5,976,304            38.65%
PO Box L
69 North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder(3)                               156,995             1.22%
25 Blackburn Lane
Manhasset, NY 11030

Richard E. Kent(4)                                    539,995             4.09%
49 Bourne Point Road
Wareham, MA 02571

W. James Tozer, Jr.(5)                              2,422,308            17.99%
Vectra Management Group
65 East 55th Street, 9th Floor
New York, NY 10022

Lionel G. Goldfrank III(6)                          3,456,250            23.37%
1120 Fifth Avenue
New York, NY 10128

David C. Clapp(7)                                   2,008,850            15.36%
160 East 72nd Street
New York, NY 10021

Richard D. Field(8)                                   827,900             6.38%
49 Locust Avenue, Suite 104
New Canaan, CT 06840

Christy Parsons                                       753,840             5.85%
7 East 81st Street
New York, NY 10028

Paul N. Schnipelsky, Ph.D                                   0             0.00%
253 Edgerton Street
Rochester, NY 14607

John L. Daiss, Ph.D.                                        0             0.00%
299 Mulberry Street
Rochester, NY 14620

All directors and executive                         6,673,294            43.96%
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

                                       EPIGEN, INC.


Date:  June 6, 2001                    By:  /s/ Donald C. Fresne
                                       -------------------------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and Presidentr



In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.



Date:  June 6, 2001                    By:  /s/ Donald C. Fresne
                                       -------------------------------------
                                       Donald C. Fresne, Chief Executive
                                       Officer, Chairman of the Board of
                                       Directors and President


Date:  June 6, 2001                    By:  /s/ Richard E. Kent
                                       -------------------------------------
                                       Richard E. Kent, Vice Chairman of the
                                       Board of Directors and Secretary


Date:  June 6, 2001                    By:  /s/ L. Courtney Schroder
                                       -------------------------------------
                                       L. Courtney Schroder, Treasurer
                                       (Principal Financial and Accounting
                                       Officer) and Director