Form 10QSB
period 2001-06-30
EPIGEN INC /DE
filed 2001-08-13
CIK 879354

Quick Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ x ]   NO [   ]

The number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, at August 13, 2001 was 13,929,450.

Transitional Small Business Disclosure Format (check one):   YES [ x ]   NO [   ]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets
             at June 30, 2001 and December 31, 2000.....................      1

          Statements of Operations
             for the six month periods ended June 30, 2001
             and June 30, 2000, and for the three month periods
             ended June 30, 2001 and June 30, 2000, and cumulative
             from inception (January 28, 1987) to June 30, 2001.........      2

          Statements of Cash Flows
             for the six month periods ended June 30, 2001
             and June 30, 2000, and cumulative from
             inception (January 28, 1987) to June 30, 2001..............      3

          Notes to Financial Statements.................................  4 - 6

Item 2.   Management's Discussion and Analysis or Plan of Operation.....  7 - 9

PART II   OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       EPIGEN, INC.
                              (Formerly COD Associates, L.P.)
                               (A Development Stage Company)
                                      BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   2001            2000
                                                              -------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents ..............................   $    160,259    $     59,199
   Loan and interest receivable ...........................        105,532         164,165
                                                              -------------   -------------
      Total Current Assets ................................        265,791         223,364

Office equipment, net of accumulated depreciation of
   $57,411 and $55,276 ....................................         12,727          14,862
                                                              -------------   -------------
      Total Assets ........................................   $    278,518    $    238,226
                                                              =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable demand ....................................   $    105,805    $    105,805
   Notes payable - Officer ................................        304,142         361,214
   Accrued interest - notes payable .......................        102,733          97,019
   Accrued direct research & development costs ............        643,014         570,252
   Accrued professional fees ..............................        374,892         359,858
   Accrued payroll ........................................        366,706         291,182
   Other accrued expenses .................................        106,989         199,997
                                                              -------------   -------------
      Total Current Liabilities ...........................      2,004,281       1,985,327
                                                              -------------   -------------

STOCKHOLDERS' EQUITY
   Preferred Stock - 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.001 par
       value, issued and outstanding - 1,843,306 shares at
       June 30, 2001 ......................................          1,843           1,843
     500,000 shares designated as Series B, $.001 par
       value, issued and outstanding - 375,000 shares at
       June 30, 2001 ......................................            375             375
   Common Stock - 50,000,000 shares authorized,
     $.001 par value, issued and outstanding - 13,905,450
       shares at June 30, 2001 ............................         13,905          12,567
   Additional paid-in capital .............................     20,965,484      19,999,152
   Deficit accumulated during development stage ...........    (22,707,370)    (21,761,038)
                                                              -------------   -------------
      Total Stockholders' Equity ..........................     (1,725,763)     (1,747,101)
                                                              -------------   -------------

      Total Liabilities & Stockholders' Equity ............   $    278,518    $    238,226
                                                              =============   =============

        The accompanying notes are an integral part of these financial statements.

                                            -1-

                                                            EPIGEN, INC.
                                                   (Formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                       For the Three   For the Three   For the Six     For the Six        from
                                                       Months Ended    Months Ended    Months Ended    Months Ended    Inception to
                                                         June 30,        June 30,        June 30,        June 30,        June 30,
                                                           2001            2000            2001            2000            2001
                                                       -------------   -------------   -------------   -------------   -------------
Revenues:
 Contract research .................................   $       --      $       --      $       --      $       --      $      5,000
 Licensing fees ....................................           --              --              --              --             1,600
 Management fee income .............................           --              --              --              --            23,219
 Interest income ...................................          3,120          25,630           6,587          25,630         258,996
                                                       -------------   -------------   -------------   -------------   -------------
                                                              3,120          25,630           6,587          25,630         288,815
                                                       -------------   -------------   -------------   -------------   -------------
Operating Costs & Expenses:
 Direct research & development .....................        194,174         194,880         290,256         336,433       9,060,594
 General & administrative ..........................        315,072         279,903         636,524         497,174      11,980,831
 Fees due to General Partner of the Predecessor
  & affiliates, forgiven and contributed to capital            --              --              --              --         1,188,893
 Interest expense, net .............................         13,129          31,877          26,140         106,483         974,462
                                                       -------------   -------------   -------------   -------------   -------------
      Total Operating Costs & Expenses .............        522,375         506,660         952,920         940,090      23,204,780
                                                       -------------   -------------   -------------   -------------   -------------

Net (loss) before extraordinary items ..............       (519,255)       (481,030)       (946,333)       (914,460)    (22,915,965)

Extraordinary Item:
 Cancellation of debt income .......................           --              --              --              --           208,594
                                                       -------------   -------------   -------------   -------------   -------------

Net (loss) .........................................   $   (519,255)   $   (481,030)   $   (946,333)   $   (914,460)   $(22,707,371)
                                                       =============   =============   =============   =============   =============

Net (loss) per common share ........................   $      (0.04)   $      (0.08)   $      (0.07)   $      (0.16)
                                                       =============   =============   =============   =============

Weighted average number
 of shares of Common Stock outstanding .............     13,647,343       5,848,170      13,457,326       5,832,187
                                                       =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                 -2-

                                              EPIGEN, INC.
                                     (Formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                           For the Six     For the Six         from
                                                           Months Ended    Months Ended    Inception to
                                                             June 30,        June 30,        June 30,
                                                               2001            2000            2001
                                                           -------------   -------------   -------------
Cash Flows From Operating Activities:
 Net loss ..............................................   $   (946,333)   $   (914,460)   $(22,707,371)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization expense ...............          2,135           3,002         118,356
   Non-cash expenses paid in equity interest ...........           --                 4       2,811,376
   Non-cash compensation expense associated
    with the grant of stock options and warrants .......           --              --           427,964
 Debt converted to equity ..............................         45,620       1,387,165       3,878,757
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued direct
   research and development costs ......................         72,762         (13,940)        643,014
  Increase (decrease) in accrued professional fees .....         15,034         (15,248)        374,892
  Increase (decrease) in accrued payroll ...............         75,524      (1,192,940)        366,706
  Increase (decrease) in accrued expenses to
   affiliates, printing charges and other expenses .....        (87,294)      1,400,708         209,722
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Operating Activities       (822,552)        654,291     (13,876,584)
                                                           -------------   -------------   -------------

Cash Flows From Investing Activities:
 Purchase of office equipment ..........................           --              --           (74,133)
 Retirement of treasury stock ..........................           --               347            --
 Decrease (increase) in note payable from an officer/
  shareholder ..........................................        (57,072)       (157,097)        (57,072)
 Decrease (increase) in note and interest receivable
  from an officer/shareholder ..........................         58,633            --          (105,532)
 Decrease (increase) in other assets ...................           --              --            (3,025)
 Increase in organizational costs ......................           --              --           (53,925)
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Investing Activities          1,561        (156,750)       (293,687)
                                                           -------------   -------------   -------------

Cash Flows from Financing Activities:
 Proceeds from issuance of Common Stock ................        922,051            --        10,901,911
 Increase (decrease) in note payable - Officer .........           --              --           361,214
 Capital contributions .................................           --              --         2,141,600
 Proceeds from issuance of Preferred Stock .............           --           225,000         820,000
 Increase (decrease) in note payable-demand ............           --           (15,000)        105,805
 Net decrease in notes payable - other .................           --        (1,125,000)           --
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Financing Activities        922,051        (915,000)     14,330,530
                                                           -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents ...        101,060        (417,459)        160,259
Cash and cash equivalents, beginning period ............         59,199         521,766            --
                                                           -------------   -------------   -------------

Cash and cash equivalents, end of period ...............   $    160,259    $    104,307    $    160,259
                                                           =============   =============   =============

               The accompanying notes are an integral part of these financial statements.

                                                   -3-

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements as of June 30, 2001 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the six month periods ended June 30, 2001 and June 30, 2000, and the three month periods ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes.

2. Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements

The Company’s technology was originally licensed from Boston Biomedical Research Institute (“BBRI”). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin.

During 1992, the Company entered into a contract with the University of Oslo (“Oslo University”) in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to Oslo University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

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

The Company has opened a new laboratory at the University of Rochester (the “University”) in Rochester, New York to continue the development of its diagnostics for the period February 1, 2001 to January 31, 2002. Under the terms of the License Agreement, the rent to be paid to the University will be $3,333.00 per month. In conjunction with this Agreement, there is a Restricted Stock Agreement with the Research Foundation of the University of Rochester (the “Foundation”) for the period February 1, 2001 to January 31, 2002 whereby the Foundation is to receive 26,087 shares of Common Stock of the Company. The shares of stock shall accrue to the Foundation one twelfth of the stipulated amount on a monthly basis. For the month of April 2001, the Foundation received 2,174 shares of Common Stock. 4,348 shares have accrued, covering the period May 1, 2001 to June 30, 2001.

5.  Loan and Interest Receivable

On June 7, 2000, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214 at an annual interest rate of 9%. The terms of the Note state that three annual equal amounts of the principal together with interest accrued on the outstanding amount shall be paid in coordination with a note payable to Donald C. Fresne, (see Note 6) commencing on June 1, 2001. The total obligation on June 1, was $66,609.65.

6.  Loan and Interest Payable

Included in Notes payable - Officer, is a Promissory Note dated June 7, 2000 issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $356,214 at an annual interest rate of 9%. The terms of

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6.  Loan and Interest Payable (continued)

the Note state that $156,214 of this amount shall be paid back together with interest thereon in three equal annual installments commencing on June 1, 2001. The total obligation was $66,609.65. This was coordinated with a loan and interest receivable from Donald Fresne (see Note 5).

7.  Equity Transactions During the Three Months Ended June 30, 2001

A consultant to the Company converted $22,620 of fees owed in exchange for 19,652 shares of Common Stock. These shares were recorded at par value, with the balance of the price recorded as additional paid in capital.

The Company’s attorney indirectly purchased 17,000 shares of Common Stock for $19,550. These shares were recorded at par value, with the balance of the price recorded as additional paid in capital.

The Company issued an additional 6,522 shares of Common Stock in coordination with a licensing agreement as enumerated in Note 4. The value of these shares for purposes of the licensing agreement is $1.15 per share totaling $7,500. The shares were issued at par with the balance of the price recorded as additional paid in capital.

A shareholder of the Company agreed to exercise his Series I Warrants to acquire an additional 975,000 shares of the Company’s Common Stock for an agreed upon price of $550,000. The shares were issued at par value with the balance of the price recorded as additional paid in capital.

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

During the period from June 28, 2000 through August 2, 2000, however, the Company completed a series of conversions of debt to stock, primarily with existing stockholders and the Company’s officers, which reduced its outstanding liabilities by an aggregate of $2,966,415 from $4,607,906 to $1,641,491. As a result of such conversions, the Company issued an aggregate of 2,393,114 shares of its Common Stock, and 1,493,306 shares of its Series A Preferred Stock. The Company is continuing its efforts to reduce its liabilities through equity conversions as appropriate opportunities are presented.

In addition to debt reduction, the Company continues to pursue funding from a variety of sources. Effective July 12, 2001, the Company entered into a letter of intent for the private placement of up to $7,000,000 of the Company’s securities. However, there can be no assurance that such private placement will be successful or that the Company will be successful in its efforts otherwise to raise additional capital.

The Company believes that it has produced enough data indicating that the HCA Test can be used as a confirmatory test for prostate cancer. The Company is currently negotiating a license agreement for the distribution of the HCA Test with a major biopharmaceutical firm.

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

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho-Clinical Diagnostics, John L. Daiss, Ph.D., former Fellow, John C. Mauck, Ph.D., and several technicians formerly employed by Ortho-Clinical Diagnostics, Inc. The Company opened a laboratory at the University of Rochester in Rochester, New York to continue the development of its products.

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

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The Company believes that the results demonstrate the viability of the HCA Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

             Parameter       HCA            PSA
            -----------     -----     -----------------
            Sensitivity     96.4%     (94%, 99%)  81.5%
            Specificity     92.2%     (89%, 96%)  51.6%
            PPV(1)          90.9%     (87%, 95%)  57.5%
            NPV(2)          97%       (95%, 99%)  77.6%

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

The study was conducted using IgM antibodies. The industry prefers IgG antibodies because of their smaller size and faster reactivity. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. These antibodies have faster reactivity and avoid problems indigenous to IgM antibodies. The Company is now optimizing its assay, or testing the various combinations of IgG antibodies to determine which combination gives the best results.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. One of the collaborators has collected serum samples from 500 patients who have had positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancer and normals, and confirm the presence of a carcinoma. It is generally accepted that mammograms have a 95% false positive rate. The Company believes that the HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should also be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, the Company believes that the HCA Test will eliminate the need for unnecessary sonograms and biopsies, reduce stress experienced by patients who have false positives, and result in substantial savings to the health care industry.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In October 2000, the Company entered into a Memorandum of Understanding (“MOU”) with Medarex, Inc., a biopharmaceutical company, to jointly develop and market the Company’s monoclonal antibody therapeutic utilizing the Company’s patented antigen. The definitive agreement is currently being negotiated.

Preliminary in-vitro testing regarding the Company’s therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Research on the Company’s vaccine at Columbia Presbyterian has been deferred until funding is available. When the definitive collaboration agreement with Medarex, Inc. is completed, the Company and Medarex, Inc. will initiate various procedures designed to lead to the development of human antibodies for use in a monoclonal antibody therapeutic.

On June 6, 2001, the Company signed an MOU with AltaRex Corp. The MOU creates a joint collaboration with AltaRex to develop a therapeutic for epithelial cancers that will incorporate Epigen’s monoclonal antibodies and the HCA antigen in Altarex’s unique and proprietary immunization strategy. Altarex’s technology combines the elevated levels of tumor-associated antigens frequently observed in the blood of cancer patients with low levels of non-human antibodies to form highly immunogenic circulating immune complexes that can induce the patient’s own potent immune response against the tumor. Specifically, combinations of Epigen’s anti-HCA antibodies and HCA will be evaluated for immunogenic potential in Altarex’s Dendritic Cell Assay System. Potent immunogenic combinations will be selected for further investigation and rapid development for Phase I clinical trials.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

PART II     OTHER INFORMATION

Item 2(c)  Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended June 30, 2001

In April 2001, Registrant issued to Lionel Goldfrank III 600,000 shares of its Common Stock at a price of $.54 per share. Registrant also issued 19,652 shares of its Common Stock to a service provider in lieu of cash for such services. Registrant valued such shares at $1.15 per share.

In May 2001, Registrant issued to an affiliate of the University of Rochester 6,522 shares of the Registrant’s Common Stock in lieu of a portion of the rent owed by Registrant to the University of Rochester for the lease of laboratory space. The issuance of such shares in lieu of cash is required pursuant to Registrant’s lease for such space. In addition, Registrant issued 17,000 shares of its Common Stock to its general counsel. All of such shares were valued by Registrant at $1.15 per share.

In June 2001, Registrant issued 375,000 shares of its Common Stock to Lionel Goldfrank III upon his exercise of Series I Warrants to purchase such shares. Mr. Goldfrank agreed to exercise such Warrants to assist Registrant with its cash flow needs. In consideration for such exercise, Registrant agreed to reduce the exercise price for the Warrants exercised to $.60 per share.

Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing all such securities in light of the fact that such securities were issued on a limited basis, without publication, and the recipients of such securities are familiar with Registrant and its operations.

Item 6.      Exhibits and Reports on Form 8-K

  (a) Exhibits-None

  (b) Reports on Form 8-K
  The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2001

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
   Item 2(c) Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended June 30, 2001
   Item 6.  Exhibits and Reports on Form 8-K