Form 10QSB
period 2001-09-30
EPIGEN INC /DE
filed 2001-11-13
CIK 879354

Quick Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ x ]   NO [   ]

The number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, at November 9, 2001 was 1,394,250.

Transitional Small Business Disclosure Format (check one):   YES [ x ]   NO [   ]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets
             at September 30, 2001 and December 31, 2000 ..............      1

          Statements of Operations
             for the nine month periods ended September 30, 2001
             and September 30, 2000, and for the three month periods
             ended September 30, 2001 and September 30, 2000, and
             cumulative from inception (January 28, 1987) to
             September 30, 2001 .......................................      2

          Statements of Cash Flows
             for the nine month periods ended September 30, 2001
             and September 30, 2000, and cumulative from
             inception (January 28, 1987) to September 30, 2001 .......      3

          Notes to Financial Statements ...............................  4 - 6

Item 2.   Management's Discussion and Analysis or Plan of Operation ...  7 - 9

PART II   OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        EPIGEN, INC.
                               (Formerly COD Associates, L.P.)
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                               September 30,    December 31,
                                                                   2001            2000
                                                               -------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents ...............................   $    222,501    $     59,199
   Loan and interest receivable ............................        107,869         164,165
                                                               -------------   -------------
      Total Current Assets .................................        330,370         223,364

Office and lab equipment, net of accumulated depreciation of
   $59,152 and $55,276 .....................................         20,407          14,862
                                                               -------------   -------------
      Total Assets .........................................   $    350,777    $    238,226
                                                               =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable demand .....................................   $    105,805    $    105,805
   Notes payable - Officer .................................        304,142         361,214
   Notes payable - Other ...................................        550,000            --
   Accrued interest - notes payable ........................        118,517          97,019
   Accrued direct research & development costs .............        615,225         570,252
   Accrued professional fees ...............................        507,524         359,858
   Accrued payroll .........................................        357,983         291,182
   Other accrued expenses ..................................        132,062         199,997
                                                               -------------   -------------
      Total Current Liabilities ............................      2,691,258       1,985,327
                                                               -------------   -------------

Long-term Liabilities:
   Notes payable - Other, net of current portion ...........         31,337            --
                                                               -------------   -------------
      Total Long-term Liabilities ..........................         31,337            --
                                                               -------------   -------------

STOCKHOLDERS' EQUITY
   Preferred Stock - 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.001 par
       value, issued and outstanding - 1,843,306 shares at
       September 30, 2001 ..................................          1,843           1,843
     500,000 shares designated as Series B, $.001 par
       value, issued and outstanding - 375,000 shares at
       September 30, 2001 ..................................            375             375
   Common Stock - 50,000,000 shares authorized,
     $.001 par value, issued and outstanding - 13,935,972
       shares at September 30, 2001 ........................         13,936          12,567
   Additional paid-in capital ..............................     20,996,954      19,999,152
   Deficit accumulated during development stage ............    (23,384,926)    (21,761,038)
                                                               -------------   -------------
      Total Stockholders' Equity ...........................     (2,371,818)     (1,747,101)
                                                               -------------   -------------
      Total Liabilities & Stockholders' Equity .............   $    350,777    $    238,226
                                                               =============   =============

          The accompanying notes are an integral part of these financial statements.

                                             -1-

                                                            EPIGEN, INC.
                                                   (Formerly COD Associates, L.P.)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                      For the Three   For the Three   For the Nine    For the Nine       from
                                                      Months Ended    Months Ended    Months Ended    Months Ended    Inception to
                                                      September 30,   September 30,   September 30,   September 30,   September 30,
                                                          2001            2000            2001            2000            2001
                                                      -------------   -------------   -------------   -------------   -------------
Revenues:
 Contract research ................................   $       --      $       --      $       --      $       --      $      5,000
 Licensing fees ...................................           --              --              --              --             1,600
 Management fee income ............................           --              --              --              --            23,219
 Interest income ..................................          2,337           3,534           8,924          29,164         261,333
                                                      -------------   -------------   -------------   -------------   -------------
                                                             2,337           3,534           8,924          29,164         291,152
                                                      -------------   -------------   -------------   -------------   -------------
Operating Costs & Expenses:
 Direct research & development ....................        164,663         330,910         454,919         667,343       9,225,257
 General & administrative .........................        499,097         245,248       1,135,622         742,423      12,479,928
 Fees due to General Partner of the Predecessor
  & affiliates, forgiven and contributed to capital           --              --              --              --         1,188,893
 Interest expense, net ............................         16,132          17,228          42,272         123,711         990,594
                                                      -------------   -------------   -------------   -------------   -------------
      Total Operating Costs & Expenses ............        679,892         593,386       1,632,813       1,533,477      23,884,672
                                                      -------------   -------------   -------------   -------------   -------------

Net (loss) before extraordinary items .............       (677,555)       (589,852)     (1,623,889)     (1,504,313)    (23,593,520)

Extraordinary Item:
 Cancellation of debt income ......................           --           154,109            --           154,109         208,594
                                                      -------------   -------------   -------------   -------------   -------------

Net (loss) ........................................   $   (677,555)   $   (435,743)   $ (1,623,889)   $ (1,350,204)   $(23,384,926)
                                                      =============   =============   =============   =============   =============

Net (loss) per common share .......................   $      (0.05)   $      (0.04)   $      (0.12)   $      (0.17)
                                                      =============   =============   =============   =============

Weighted average number
 of shares of Common Stock outstanding ............     13,926,711      10,621,082      13,375,333       7,749,516
                                                      =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                 -2-

                                               EPIGEN, INC.
                                     (Formerly COD Associates, L.P.)
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                           For the Nine    For the Nine        from
                                                           Months Ended    Months Ended    Inception to
                                                           September 30,   September 30,   September 30,
                                                               2001            2000            2001
                                                           -------------   -------------   -------------
Cash Flows From Operating Activities:
 Net loss ..............................................   $ (1,623,889)   $ (1,350,204)   $(23,384,926)
 Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization expense ...............          3,876           4,502         120,097
   Non-cash expenses paid in equity interest ...........           --               (36)      2,811,376
   Non-cash compensation expense associated
    with the grant of stock options and warrants .......           --              --           427,964
 Debt converted to equity ..............................         77,120       2,812,306       3,910,257
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued direct
   research and development costs ......................         44,973        (103,448)        615,225
  Increase (decrease) in accrued professional fees .....        147,666           5,100         507,524
  Increase (decrease) in accrued payroll ...............         66,801      (1,153,828)        357,983
  Increase (decrease) in accrued expenses to
   affiliates, printing charges and other expenses .....        (46,437)        (48,206)        250,579
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Operating Activities     (1,329,890)        166,186     (14,383,921)
                                                           -------------   -------------   -------------

Cash Flows From Investing Activities:
 Purchase of office and lab equipment ..................         (9,420)           --           (83,554)
 Retirement of treasury stock ..........................           --               347            --
 Decrease (increase) in note and interest receivable
  from an officer/shareholder ..........................         56,296        (160,631)       (107,869)
 Decrease (increase) in other assets ...................           --              --            (3,025)
 Increase in organizational costs ......................           --              --           (53,925)
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Investing Activities         46,876        (160,284)       (248,373)
                                                           -------------   -------------   -------------

Cash Flows from Financing Activities:
 Proceeds from issuance of Common Stock ................        922,051         278,460      10,901,911
 Increase (decrease) in note payable - Officer .........        (57,072)           --           304,142
 Capital contributions .................................           --              --         2,141,600
 Proceeds from issuance of Preferred Stock .............           --           375,000         820,000
 Increase (decrease) in note payable-demand ............           --           (15,000)        105,805
 Net increase (decrease) in notes payable - other ......        581,337      (1,125,000)        581,337
                                                           -------------   -------------   -------------
     Net Cash Provided By (Used In) Financing Activities      1,446,316        (486,540)     14,854,795
                                                           -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents ...        163,302        (480,638)        222,501
Cash and cash equivalents, beginning of period .........         59,199         521,766            --
                                                           -------------   -------------   -------------

Cash and cash equivalents, end of period ...............   $    222,501    $     41,128    $    222,501
                                                           =============   =============   ==============

                The accompanying notes are an integral part of these financial statements.

                                                   -3-

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements as of September 30, 2001 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the nine month periods ended September 30, 2001 and September 30, 2000, and the three month periods ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.  Cash and Cash Equivalents

Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.  Net Loss per Share

Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period. All outstanding warrants and options have been excluded from the calculation as they are antidilutive.

4.  Licensing Agreements

The Company's technology was originally licensed from Boston Biomedical Research Institute ("BBRI"). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin.

During 1992, the Company entered into a contract with the University of Oslo ("Oslo University") in close collaboration with BBRI for the characterization of the Human Carcinoma Antigen. The agreement calls for payment to Oslo University of 1% of net sales for any human therapeutic product utilizing these patent or biological material rights sold to third parties.

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

In February 2001, the Company opened a new laboratory at the University of Rochester (the "University") in Rochester, New York to continue the development of its diagnostics and therapeutics. Under the terms of the License Agreement, the rent to be paid to the University will be $3,333.00 per month. In conjunction with this Agreement, there is a Restricted Stock Agreement with the Research Foundation of the University of Rochester (the "Foundation") for the period February 1, 2001 to January 31, 2002 whereby the Foundation is to receive 26,087 shares of Common Stock of the Company. The shares of stock shall accrue to the Foundation one twelfth of the stipulated amount on a monthly basis. For the period February 1, 2001 to July 31, 2001, the Foundation received 13,044 shares of Common Stock. 4,348 shares have accrued, covering the period August 1, 2001 to September 30, 2001.

5.  Loan and Interest Receivable

On June 7, 2000, Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, issued a Promissory Note to Epigen, Inc. in the amount of $156,214 at an annual interest rate of 9%. The terms of the Note state that three annual equal amounts of the principal together with interest accrued on the outstanding amount shall be paid in coordination with a note payable to Donald C. Fresne, (see Note 6) commencing on June 1, 2001. The total obligation on June 1 was $66,609.65.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6.  Loan and Interest Payable

Included in Notes payable - Officer, is a Promissory Note dated June 7, 2000 issued by Epigen, Inc. to Donald C. Fresne, Chairman of the Board and Chief Executive Officer of the Company, in the amount of $356,214 at an annual interest rate of 9%. The terms of the note state that $156,214 of this amount shall be paid back together with interest thereon in three equal annual installments commencing on June 1, 2001. The total obligation on June 1 was $66,609.65. This was coordinated with a loan and interest receivable from Donald Fresne (see Note 5).

7.  Equity Transactions During the Three Months Ended September 30, 2001

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

In August 2001, Lionel Goldfrank, III exercised Series I Warrants by investing $300,000. The number of shares which Mr. Goldfrank is to receive for such exercise will be determined based upon the closing price of securities sold in the Company's anticipated private placement of up to $7,000,000. To date, the number of shares has not been determined. Therefore, the $300,000 received from Mr. Goldfrank has been recorded in Current Notes Payable - Other in the balance sheet of these financial statements. In the event such private placement does not close, the exercise price per share of such Warrants will be $.56.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company presently is insolvent and unable to pay its debts as they become due. Certain of the officers have agreed temporarily to allow part of their salaries and other benefits to accrue. Currently, liabilities exceed assets. Should a sufficient number of the Company's creditors pursue the obligations owed them, the Company might be forced into a voluntary or involuntary bankruptcy proceeding.

During the period from June 28, 2000 through August 2, 2000, however, the Company completed a series of conversions of debt to stock, primarily with existing stockholders and the Company's officers, which reduced its outstanding liabilities by an aggregate of $2,966,415 from $4,607,906 to $1,641,491. As a result of such conversions, the Company issued an aggregate of 2,393,114 shares of its Common Stock, and 1,493,306 shares of its Series A Preferred Stock. The Company is continuing its efforts to reduce its liabilities through equity conversions as appropriate opportunities are presented.

In addition to debt reduction, the Company continues to pursue funding from a variety of sources. Effective July 12, 2001, the Company entered into a letter of intent for the private placement of up to $7,000,000 of the Company's securities. However, there can be no assurance that such private placement will be successful or that the Company will be successful in its efforts otherwise to raise additional capital. The Company continues to pursue its business plan to the extent resources permit.

The Company believes that it has produced enough data indicating that the HCA Test can be used as a confirmatory test for prostate cancer.

The Company does not presently have the resources to complete the development of, or conduct prospective clinical trials on, new products. It has never been part of the Company's strategy to market any of its products. The Company is focusing on the optimum financial opportunity this technology should afford and is presently negotiating a license agreement with a major biopharmaceutical company to distribute the products upon FDA approval. No assurance can be made that the Company will be successful in negotiating a definitive license agreement or that, upon execution, the Company will be able to complete development of the HCA Test in order to receive FDA approval or to commence its manufacture and distribution.

Upon funding, the Company intends to complete the development of and conduct prospective clinical trials on its confirmatory test for prostate cancer, a prerequisite for seeking FDA approval.

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho-Clinical Diagnostics, John L. Daiss, Ph.D., former Fellow, John C. Mauck, Ph.D., and several technicians formerly employed by Ortho-Clinical Diagnostics, Inc. The Company also has retained Terry Platt, Ph.D., as a consultant. The Company opened a laboratory at the University of Rochester in Rochester, New York in February 2001 where such persons continue the development of the Company's products.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The Company believes that the results demonstrate the viability of the HCA Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

             Parameter            HCA             PSA
            -----------     ----------------     ------
            Sensitivity     96.4% (94%, 99%)      81.5%
            Specificity     92.2% (89%, 96%)      51.6%
            PPV(1)          90.9% (87%, 95%)      57.5%
            NPV(2)          97%   (95%, 99%)      77.6%

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

The study was conducted using IgM antibodies. The industry prefers IgG antibodies because of their smaller size and faster reactivity. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies. These antibodies have faster reactivity and avoid problems indigenous to IgM antibodies. The Company is now optimizing its assay by testing the various combinations of IgG and IgM antibodies to determine which combination gives the best results.

The Company has also entered into collaborations with hospitals to develop a confirmatory test for breast cancer. One of the collaborators has collected serum samples from 500 patients who have had positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancer and normals and confirm the presence of a carcinoma. It is generally accepted that mammograms have a 95% false positive rate. The Company believes that the HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should also be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, the Company believes that the HCA Test will eliminate the need for unnecessary sonograms and biopsies, reduce stress experienced by patients who have false positives, and result in substantial savings to the health care industry.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In October 2000, the Company entered into a Memorandum of Understanding ("MOU") with Medarex, Inc., a biopharmaceutical company, to jointly develop and market a human monoclonal antibody therapeutic utilizing the Company's patented antigen. A definitive agreement was signed effective August 10, 2001.

Preliminary in-vitro testing regarding the Company's therapeutic has shown that the vaccine kills cancer cells within an hour without harm to normal cells. Research on the Company's vaccine at Columbia Presbyterian has been deferred until funding is available.

On June 6, 2001, the Company signed an MOU with AltaRex Corp. The MOU calls for the Company to create a joint collaboration with AltaRex to develop a therapeutic for epithelial cancers that will incorporate Epigen's monoclonal antibodies and the HCA antigen in AltaRex's unique and proprietary immunization strategy. AltaRex's technology combines the elevated levels of tumor-associated antigens frequently observed in the blood of cancer patients with low levels of non-human antibodies to form highly immunogenic circulating immune complexes that can induce the patient's own potent immune response against the tumor. Specifically, combinations of Epigen's anti-HCA antibodies and HCA will be evaluated for immunogenic potential in AltaRex's Dendritic Cell Assay System. Potent immunogenic combinations will be selected for further investigation and rapid development for Phase I clinical trials.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

PART II     OTHER INFORMATION

Item 2(c)  Information Regarding the Sale of Unregistered Securities During the Three Month Period Ended September 30, 2001

In July 2001, Registrant issued to each of L. Courtney Schroder and Richard E. Kent 12,000 shares of the Company's Common Stock in lieu of directors' fees. Registrant valued such shares at $1.00 per share.

In August 2001, Registrant issued to an affiliate of the University of Rochester 6,522 shares of the Registrant's Common Stock in lieu of a portion of the rent owed by Registrant to the University of Rochester for the lease of laboratory space. The issuance of such shares in lieu of cash is required pursuant to Registrant's lease for such space. Registrant valued such shares at $1.15 per share.

In addition, in August 2001, Lionel Goldfrank, III exercised Series I Warrants by investing $300,000. The number of shares which Mr. Goldfrank is to receive for such exercise will be determined based upon the closing price of securities sold in the Company's anticipated private placement of up to $7,000,000. In the event such private placement does not close, the exercise price per share of such Warrants will be $.56.

In September 2001, the Company issued Promissory Notes in the aggregate principal amount of $250,000 to two investors, including Mr. Goldfrank. Such Notes also had detachable warrants to purchase an aggregate of 111,607 shares of the Company's Common Stock at an exercise price of $1.16 per share, subject to adjustment in the event such private placement closes. In addition, in the event such private placement closes prior to December 31, 2001, such Notes will be automatically converted into shares of the Company's equity securities issued pursuant to such private placement at a price per share of 90% of the price per share paid by investors in such private placement. If not previously converted, on December 31, 2001 such Notes automatically will be converted into shares of the Company's Common Stock at the rate of $.56 per share.

Item 5.  Other Information

Pursuant to a written consent dated as of October 9, 2001, the holders of shares of Registrant's capital stock holding a majority of the votes of shares on matters which may come before Registrant's shareholders for a vote approved (i) a 1-for-10 reverse stock split of all classes of Registrant's outstanding shares of capital stock, (ii) amended the terms of Registrant's Series B Preferred Stock to extend the mandatory redemption date for such Series B Preferred Stock from August 31, 2001 to March 31, 2002, and (iii) amended the provisions in Registrant's Certificate of Incorporation relating to indemnification of Registrant's officers and directors and certain other persons to bring such provisions into conformity with current laws of the State of Delaware. All such actions were accomplished through the filing of an Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on November 8, 2001. A copy of such Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware, is attached hereto as Exhibit 3.16.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits
  3.16 Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on November 8, 2001.

  Reports on Form 8-K
  The Company did not file any reports on Form 8-K during the three month period ended September 30, 2001.

EPIGEN, INC.
(Formerly COD Associates, L.P.)
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2001

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
   Item 2(c) Information Regarding the Sale of Unregistered Securities During the Six Month Period Ended September 30, 2001
   Item 5 Other Information
   Item 6.  Exhibits and Reports on Form 8-K