Form 10KSB
period 2001-12-31
EPIGEN INC /DE
filed 2002-04-01
CIK 879354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For Fiscal Year Ended:  December 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 1-11055

                                   Epigen, Inc
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


         Securities registered under Section 12(b) of the Exchange Act:


                                                          Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                       ---------------------
Units, each consisting of two shares of Common
Stock, two Class A Warrants and one Class B Warrant.........     None
Common Stock, par value $.001 per share.....................     None
Class A Warrants............................................     None
Class B Warrants............................................     None


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $0

On September 28, 1994, the last day the issuer's Common Stock was traded, the aggregate market value (based upon the American Stock Exchange - Emerging Company Marketplace last trade price before trading was halted) held by non-affiliates was approximately $2,782,910.

The number of shares of Common Stock, $.01 par value per share, outstanding as of March 29, 2002 was 1,395,154.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

2.   Information Statement on Schedule 14C dated October 15, 2001.

3.   Annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

4.   Annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

5.   Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

6.   Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

7.   Quarterly Report on Form 10-QSB for the period ended September 30, 2001.

8.   Current Report on Form 8-K dated June 28, 2000.

As used in this Form 10-KSB, the terms "we", "us", "our" and "Company" refer to Epigen, Inc., a Delaware corporation incorporated on April 24, 1991, and its predecessor, COD Associates, L.P., a Delaware limited partnership.

For purposes of this Report, all share numbers and prices per share reflect adjustments resulting from the Company's one-for-ten reverse split of its outstanding shares of capital stock, effective November 8, 2001.

Forward-Looking Statements

Except for historical information contained in this document, this Annual Report on Form 10-KSB contains certain forward looking-statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act"), and section 21E of the Securities Exchange Act of 1934, as amended. In light of important factors that can materially affect results, the inclusion of forward-looking information should not be regarded as a representation by the Company or any person that the objectives or plans of the Company will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market and manufacture our products; competitive conditions within the industry may change adversely; upon development of our products, demand for our products may weaken; the market may not accept our products; we may be unable to retain existing key management or research personnel; our forecasts may not accurately anticipate market demand; and there may be material adverse changes in our business and operations. Certain important factors affecting the forward-looking statements made herein include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical trials for our technologies; obtaining additional financing to support our operations; obtaining regulatory approvals for our technologies; complying with other governmental regulations applicable to our business; consummating arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with potential corporate partners; developing the capacity to manufacture, market and sell our products, whether directly or indirectly with collaborative partners; developing market demand for and acceptance of our products; competing effectively with other pharmaceutical and biotechnological products; attracting and retaining key personnel; protecting proprietary rights; accurately forecasting operating and capital expenditures, other commitments, or clinical trial costs and other factors. Assumptions relating to budgeting, marketing, product development and other managerial decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experiences and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our business, financial position and results of operations.

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

The Company is developing products to monitor, diagnose and treat cancer in a more effective, less expensive and less invasive manner than other products currently available. If approved for sale by the appropriate regulatory authorities, these products will utilize the Company's proprietary Human Carcinoma Antigen ("HCA") and its proprietary monoclonal antibody ("mAb") technology to detect and monitor carcinomas and to develop monoclonal antibody therapeutics and vaccines for the treatment of epithelial carcinomas. The Company's products are all based on proprietary technology developed first at Massachusetts General Hospital ("MGH") and then further developed at Boston Biomedical Research Institute ("BBRI") by Dr. John Codington.

The HCA (Human Carcinoma Antigen) Test

The Company is in the process of completing the development of its in-vitro blood test, a confirmatory test for prostate cancer. This employs the use of the HC Antigen. The HCA Test will be used as a confirmatory test for prostate and breast cancers. HCA is found in large quantities on the cell surface of nearly all carcinomas, and is generally absent in healthy cells. The Company is also presently planning to develop a confirmatory blood test for colorectal, ovarian, and lung cancers using its HCA technology.

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

Prostate Cancer

A clinical study on 433 patients in collaboration with a major biopharmaceutical company has been completed. This study has demonstrated the ability of this assay to distinguish between BPH (benign prostatic hyperplasia) and cancer. The results of such study indicate that the HCA Test has significantly better specificity than the tests currently being used.

This study employed the use of IgM antibodies. The diagnostic industry prefers IgG antibodies for testing and diagnosis because they are 20% of the size of IgM antibodies, have much shorter reactive time, and provide better sensitivity and specificity. The Company is presently raising new IgG antibodies, and is currently involved in the validation of IgM antibodies and IgG antibodies. The Company is currently negotiating a strategic alliance to manufacture and market this test for a fully automated laboratory system on an exclusive worldwide basis. Management believes the HCA Test can save the United States health care industry approximately one billion dollars per year by eliminating unnecessary follow-up procedures, such as biopsies, sonograms and physician consultations.

The Company anticipates that it will assume the responsibility for regulatory approvals in the United States. The Company assumes that a strategic partner will assume the responsibility for regulatory approval in Europe, Japan and elsewhere as required and will conduct the required clinical trials in those regions.

Other Cancers

In order for the HCA Test to be commercially acceptable to potential users such as hospitals and clinical laboratories, at a minimum it must be functionally comparable to antigen-based blood tests currently used to monitor at least one major category of carcinoma. Company data indicate that with advanced breast cancer patients, the HCA Test picks up cancers better than current bio-markers used to monitor breast cancer patients. Company data further indicate that the HCA Test can predict a recurrence in some cases up to eight months before a physician can clinically make that determination. The Company believes that the HCA Test may be superior to other antigen-based blood tests for breast, prostate, ovarian, colorectal and colon cancers. The Company expects that the HCA Test should reduce the need for subsequent imaging and biopsy procedures. At this time, any conclusion as to whether the HCA Test is superior or comparable to other tests is dependent upon the results of prospective clinical trials.

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

In-Vivo Imaging Agent

The Company also intends to develop an in-vivo (inside the body) imaging agent designed to assist in the diagnosis and staging (determining whether cancer has spread to other organs) of carcinoma patients. The in-vivo imaging agent consists of one of the Company's proprietary monoclonal antibodies linked with a radioactive label. When this compound is injected into a patient, it finds the carcinoma and specifically marks it. Then, through the use of a scintillation camera, the radioactive label should be detectable and displayable on a computer screen or hard copy similar to an X-ray confirming the diagnosis and location of the carcinoma, indicating whether the tumor has metastasized and showing the location of the metastases. The in-vivo imaging agent may also be used as a post-operative check to determine whether all cancer has been removed.

The FDA regulates in-vivo imaging agents as biologicals that require full clinical testing. An Investigational New Drug ("IND") application is required before clinical trials can begin. Several of the components of this lengthy document have been completed. This includes a cGMP manufacturing run with full documentation and quality control viral testing for the monoclonal antibodies which will be injected into the patients. Animal toxicology testing has demonstrated that this is a safe product.

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

Therapeutics

The Company has signed a definitive agreement with Medarex, Inc. ("Medarex") to jointly develop monoclonal antibody therapeutics. Epigen will contribute its proprietary HCA (the target) which appears on the carcinoma, and Medarex will provide and immunize transgenic mice which have the ability to produce human antibodies. The therapeutic will be jointly owned by the two companies on a 50/50 basis.

Preliminary tests on mice have shown that when immunized with the Company's anti-idiotypic HCA monoclonal antibody and subsequently challenged with malignant tumors, the mice continue to live a normal life. Mice that had not been immunized and so challenged with malignant tumors died within two weeks.

Results of in-vitro tests have also shown that our monoclonal antibodies internalize cancer cells and kill cancer cells within one hour and do not kill normal cells, indicating that our antibodies hold great promise as a therapeutic.

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

Epigen has executed a Memorandum of Understanding with AltaRex Corporation ("AltaRex") that outlines a joint venture for joint development of a new therapeutic product that utilizes the intellectual property of each company. Epigen is contributing its proprietary rights to the HCA antigen as a therapeutic target and AltaRex is contributing its proprietary method for immunization against tumor-associated antigens.

The Company intends to use the therapeutic postoperatively on patients who have had epithelial carcinomas removed. The thesis behind our approach is that our antibody will seek out and kill circulating cancer cells that cause the metastasis or recurrence of the carcinoma.

AltaRex and Epigen each will hold a 50% percent interest in the joint venture, and any proceeds from the sale of the therapeutic will be shared equally.

Impact of Regulation

Marketing the Company's products will be subject to regulatory approval by the FDA and comparable agencies of foreign countries, none of which have been obtained. The regulatory process in the United States and abroad, including the required pre-clinical testing for the in-vivo imaging agent and the therapeutic differs for each product is generally lengthy and expensive. The Company will be required to demonstrate that it can manufacture these products in a reproducible manner, that the products are safe in animal models and that there is a basis for believing that they may be effective in humans prior to clinical trials. For products that require full clinical testing, trials are arranged to evaluate the product's pharmacological actions and possible side effects (Phase I). If acceptable product safety is demonstrated, the product is then tested for effectiveness in a controlled study using a relatively small number of patients (Phase II). If Phase II is successfully completed, the product is then subject to expanded, controlled and uncontrolled, trials intended to gather additional information regarding the product's safety and effectiveness. Only after the clinical trials are successfully completed may the Company apply to the FDA for approval to market a product in the United States.

Competition

The pharmaceutical industry (including biopharmaceutical and diagnostics companies) is characterized by rapidly evolving technology and by intensive competition and research efforts. Many companies, research biotechnology institutes and universities are working in biotechnology disciplines similar to the Company's fields of endeavor, and many of these entities have resources of funding available to them greater than those available to the Company. In addition, many companies and universities are engaged in the development of, and may offer, products that may be or are competitive with the Company's proposed products. There are numerous competitors in this field, but no one company, research institute or university is dominant. The principal method of competition for the Company is expected to be product performance.

Employees and Consultants

The Company recently hired the former Vice President of Research at Johnson & Johnson's Ortho-Clinical Diagnostics Division. Additionally, the Company has hired a Senior Scientist, two additional Ph.D.s and Technicians formerly employed by Ortho-Clinical Diagnostics. At the present time, the Company has 8 full-time and 2 part-time employees. The Company has a Scientific Advisory Board, currently consisting of fourteen individuals having extensive collective experience in the fields of organic chemistry, radiology, pathology, molecular genetics, oncology, nuclear medicine, microbiology, immunology and biostatistics to review and evaluate the Company's research programs, advise the Company with respect to evolving technology and recommend personnel to the Company. The Company also retains consultants to supervise and implement its scientific programs.

Research and Development

The total dollar amount spent during 2000 and 2001 on research by the Company was $772,785 and $817,686, respectively.

The Company has a proposed Term Sheet from a major biopharmaceutical company to license the exclusive rights to purchase and sell the Company's confirmatory test for prostate cancer on a worldwide basis.

The Company has signed a definitive agreement with Medarex and a Memorandum of Understanding with AltaRex to jointly develop monoclonal antibody therapeutics, as described above under the heading "Therapeutics".

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

In 1993, the Company entered into an agreement with MGH to license certain antibodies for use in developing the in-vitro diagnostic test, the in-vivo imaging agent and the therapeutic vaccine. Under such agreement, as amended, the Company is required to pay royalties of up to 2.5% of the net sales price of products containing antibodies developed by MGH and licensed to the Company, depending on whether the product is manufactured, used or sold without patent protection or pursuant to a patent right under an exclusive or non-exclusive license. In addition, the Company must pay MGH 7% of the upfront license fees received by the Company from a third party or affiliate sublicensee if such payment is made within six months of the date of the agreement giving rise to such sublicense. The term of the agreement expires, on a country-by-country basis, on the earlier of one year after the Company or a sublicensee shall last sell a covered product in a particular country or the last to expire of any patent right giving rise to a license under such agreement.

On January 30, 1997, Biotag, Inc. ("Biotag"), a company wholly owned by Donald
C. Fresne, President and Chief Executive Officer of the Company, entered into a Licensing Agreement with The Netherlands Cancer Institute ("NKI") to develop an IgG antibody specific to the HCA antigen and sequence the antigen pursuant to which Biotag will receive exclusive life of patent (or if no patent is issued, 20 year) licenses to all products resulting from NKI's research. The Company has entered into a Research Support Agreement with Biotag dated as of October 31, 1997, pursuant to which the Company will receive a perpetual, worldwide exclusive sublicense to market any products resulting from the work of NKI. The Company was obligated to pay an aggregate of $113,750 to NKI to support the research conducted by NKI on the IgG antibody and to pay to NKI a royalty equal to three percent (3%) of the net selling price of any such products using the HCA antigen. In 1999 and 1998, $25,000 and $60,000 was paid by the Company in connection with such research. Pursuant to an addendum to such Agreement, dated November 16, 1998, Biotag and NKI agreed to extend the term of such Agreement until February 1, 2000 and Biotag agreed to pay NKI an additional $65,000 during such extension. To date, the amount of accrued but unpaid fees owed by Biotag to NKI, and upon payment by the Company to Biotag, is $93,750.

On March 31, 1999, Epigen entered into a research and development agreement with Vacold, LLC to raise and demonstrate IgG antibodies specific to the HCA antigen for which they received 433,705 shares of Common Stock for work then completed and a monthly contract fee. Vacold, LLC is also entitled to receive a 3% royalty on net sales of products incorporating the use of IgG antibodies raised by Vacold, LLC. The research portion of such agreement was terminated on September 28, 2000, and the Company has no present plans to utilize the results of such research.

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

ITEM 2.   PROPERTIES

The Company occupies an aggregate of approximately 2,000 square feet of rental space in Millbrook, New York. Such space is leased from Dutchess Management Company, a company owned by Donald C. Fresne. The Company leases this space on a month-to-month basis, and the Company paid $36,000, $36,000, and $36,000 in rent under the lease in each of 1999, 2000, and 2001, respectively. The Company believes that the terms of the lease are at least as favorable as could have been obtained from a non-affiliated lessor.

Since February 1, 2001, the Company has occupied approximately 1,100 square feet of laboratory space in a building which is part of the University of Rochester Medical Center complex in Rochester, New York under a one-year License Agreement dated as of such date at a monthly rent of $3,333 in cash and 218 shares of the Company's Common Stock. The Company's staff at this facility is responsible for the development of diagnostics and specific work relating to the Company's collaboration with Medarex in the development of the therapeutic mAb's. The Company continues to use such space on a month-to-month basis at the same rent and anticipates relocating to other space within the same facility shortly. The terms under which the Company will occupy such other space have not been determined as of the date of this report.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, nor is any of the Company's property subject to any such pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 2001, holders of an aggregate of 76.75% of the aggregate voting power of the Company's Common Stock acted by unanimous written consent to amend and restate the Company's Certificate of Incorporation and authorize a one-for-ten reverse split of its outstanding shares of capital stock, to amend the terms of the Company's Series B Preferred Stock and to revise the terms of the indemnification of its officers and directors in accordance with current Delaware law. Such actions were effective November 8, 2001. Reference is made to the Company's Information Statement on Schedule 14C dated October 15, 2001 for a complete description of such actions.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, Units, Class A Warrants and Class B Warrants were traded on the American Stock Exchange Emerging Company Marketplace (AMEX/ECM) under the symbols EPN.EC, EPN.EEC, EPN.WS.A.EC and EPN.WS.B.EC, respectively, through September 28, 1994 when trading was halted. In January 1995, the Company consented to being delisted for failing to meet the minimum capital requirements for continued listing. The Company's Class A Warrants and Class B Warrants expired unexercised on December 10, 1996. Because the Company's Stock has not traded on any organized market system during the last two fiscal years, reported prices for any trades are not available.

As of the date of this Report, there were 307 holders of record of the Company's Common Stock.

Sales of Unregistered Securities

Issuances and sales of the Company's securities that were not registered under the Act during the period from January 1, 2001 through September 30, 2001 are described in the Company's Reports on Form 10-QSB for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001, each of which is incorporated herein by reference.

The following is a summary of transactions by the Company during the period of October 1, 2001 through December 31, 2001 involving issuances and sales of the Company's securities that were not registered under the Act.

During October 2001, the Company issued a $100,000 principal amount promissory note and a warrant to purchase 4,311 shares of its Common Stock to an existing shareholder at an exercise price of $11.60 per share. The promissory note is convertible into shares of the Company's Common Stock at the rate of $5.80 per share and an additional warrant to purchase 17,242 shares of the Company's Common Stock at a rate of $5.80 per share.

On or about November 19, 2001, the Company issued to Lionel Goldfrank III a $250,000 principal amount promissory note and a warrant to purchase 10,776 shares of its Common Stock at an exercise price of $11.60 per share. The promissory note is convertible into shares of the Company's Common Stock at the rate of $5.80 per share and an additional warrant to purchase 43,104 shares of the Company's Common Stock at a rate of $5.80 per share.

On or about November 26, 2001, the Company issued to Mr. Goldfrank a warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.60 per share.

The issuance of the securities of the Company in each of the above transactions was deemed to be exempt from registration under the Act by virtue of Section 4(2) thereof, as a transaction not involving a public offering. The recipients of such securities either received adequate information about the Company or had access, through other relationships with the Company, to such information.

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

The Company does not presently have the resources to complete the development and conduct prospective clinical trials on new products. It has never been part of the Company's strategy to market any of its products. The Company's plan has been to enlist a strategic partner to market the Company's diagnostic products. The Company continues to seek funding for future development of its products through certain potential strategic partners and other sources of funding. The Company is pursuing a license agreement with a major biopharmaceutical company for its diagnostic product for prostate cancer and has agreed to the terms of a memorandum of understanding with such biopharmaceutical company. A definitive agreement is being negotiated. Epigen will be responsible for obtaining regulatory approvals in the United States. The biopharmaceutical company will be responsible for obtaining regulatory approvals elsewhere.

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

The study was done using IgM antibodies. Because of their smaller size and faster reactivity, the diagnostic industry prefers IgG antibodies. The Company has successfully raised IgG antibodies that are 20% of the size of IgM antibodies.

The Company has also entered into other collaborations with hospitals to develop a confirmatory test for breast cancer. The hospitals are to collect serum samples from patients who have positive mammograms and subsequent biopsies. This will allow the Company to demonstrate the ability of the HCA Test to differentiate between cancerous and normal cells, and confirm the presence of a carcinoma. Mammograms have a 66% false positive rate. The HCA Test should drop this false positive rate to 5 - 10%. The Company believes from in-house preliminary data that the HCA Test should be an effective confirmatory test for breast cancer. As soon as these data are available, a presentation will be made to prospective strategic partners with the intent to license the technology. If successful, the HCA Test will obviate the need for unnecessary sonograms and biopsies, and reduce stress experienced by patients who have false positives.

The Company is collaborating with two thoracic surgeons at a New York hospital to help develop a test for lung cancer. There can be no assurance that such test results will yield sufficiently positive results. The results of such tests and collaboration will determine to a significant extent the Company's ability to promote potential strategic alliances for this test.

ITEM 7.   FINANCIAL STATEMENTS

The information required by Item 7 is shown in the Financial Statements and Notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To Epigen, Inc.:

We have audited the accompanying balance sheets of Epigen, Inc. (a Delaware corporation in the development stage, formed on April 24, 1991, which became the successor entity to COD Associates, L.P., a Delaware limited partnership in the development stage, on May 1, 1991) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and stockholders' deficit and cash flows for the three years ended December 31, 2001 and for the period from inception (January 28, 1987) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of COD Associates, L.P. for the period from inception to December 31, 1987, and the Company's financial statements for the years ended December 31, 1990 through 1997. Such statements are included in the cumulative from inception to December 31, 2001. Those statements were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1997, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Epigen, Inc. as of December 31, 2001 and 2000, and the results of its operation and its cash flows for the three years then ended and from the period from inception (January 28, 1987) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                          KIRSHON, SHRON & CHERNICK, P.C.

Poughkeepsie, NY
January 26, 2002

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 December 31,     December 31,
                                                                     2001            2000
                                                                 ------------    ------------
Assets
Current Assets:
  Cash and cash equivalents                                      $    121,538    $     59,199
  Loan and interest receivable-officer                                110,206         164,165
                                                                 ------------    ------------
     Total Current Assets                                             231,744         223,364

Fixed assets, net of accumulated
 depreciation of $61,918 in 2001 and
 $55,276 in 2000                                                       37,003          14,862
                                                                 ------------    ------------

     Total Assets                                                $    268,747    $    238,226
                                                                 ============    ============

Liabilities and Stockholders' Deficit
Current Liabilities:
 Note payable demand                                             $    105,805    $    105,805
 Due to officers                                                      785,523         361,214
 Notes payable - bridge loans                                         600,000              --
 Accrued interest due to officers                                     130,307          97,019
 Accrued direct research and development
  costs                                                               656,102         570,252
 Accrued professional fees                                            592,495         359,858
 Accrued payroll                                                        7,084         291,182
 Other accrued expenses                                               114,522         199,997
                                                                 ------------    ------------
     Total Current Liabilities                                      2,991,838       1,985,327
                                                                 ------------    ------------

Stockholders' Deficit:
 Preferred stock - 15,000,000 shares
  authorized of which:
   3,000,000 shares designated as Series A, $.01 and $.001
     par value, issued and outstanding - 184,332 and 1,843,306
     shares at December 31, 2001 and 2000 respectively                  1,843           1,843
   500,000 shares designated as Series B,
     $.01 and $.001 par value, issued and outstanding -
     37,500 and 375,000 shares at December 31,
     2001 and 2000 respectively                                           375             375
   Common stock 50,000,000 shares authorized,
     $.01 and $.001 par value, issued and outstanding -
     1,394,501 and 12,567, 276 shares at
     December 31, 2001 and 2000 respectively                           13,945          12,567
 Additional paid-in capital                                        20,996,944      19,999,152
 Stock subscriptions payable                                          300,000              --
 Deficit accumulated during development stage                     (24,036,198)    (21,761,038)
                                                                 ------------    ------------
     Total Stockholders' Deficit                                   (2,723,091)     (1,747,101)
                                                                 ------------    ------------

     Total Liabilities and Stockholders' Deficit                 $    268,747    $    238,226
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                              Cumulative
                                                                                                                from
                                                                   Years Ended December 31,                  Inception to
                                                    -------------------------------------------------        December 31,
                                                        1999               2000               2001              2001
                                                    -----------        -----------        -----------        ------------
Revenues:
  Contract research                                 $     5,000        $        --        $        --        $      5,000
  Licensing fees                                             --                 --                 --               1,600
  Management fee income                                   3,072             20,147                 --              23,219
  Interest income                                            --             32,698             11,260             263,669
                                                    -----------        -----------        -----------        ------------
      Total Revenues                                      8,072             52,845             11,260             293,488
                                                    -----------        -----------        -----------        ------------

Operating Costs & Expenses:
  Direct research and development                       506,580            772,785            817,686           9,588,024
  General and administrative                            843,371            990,635          1,413,171          12,757,478
  Fees due to General Partner of the
    Predecessor and affiliates, forgiven
    and contributed to capital                               --                 --                 --           1,188,893
  Interest expense, net                                 249,551            153,689             55,563           1,003,885
                                                    -----------        -----------        -----------        ------------
      Total Operating Costs and Expenses              1,599,502          1,917,109          2,286,420          24,538,280
                                                    -----------        -----------        -----------        ------------

Net Loss Before Extraordinary Item                   (1,591,430)        (1,864,264)        (2,275,160)        (24,244,792)

Extraordinary Item:
  Cancellation of debt income                                --            208,594                 --             208,594
                                                    -----------        -----------        -----------        ------------

Net Loss                                            $(1,591,430)       $(1,655,670)       $(2,275,160)       $(24,036,198)
                                                    ===========        ===========        ===========        ============

Basic and Diluted Earnings Per Share:
  Net loss per share before extraordinary item      $     (3.00)       $     (2.10)       $     (1.72)
  Net loss per share on extraordinary item                   --               0.20                 --
                                                    -----------        -----------        -----------
Net Loss Per Common Share                           $     (3.00)       $     (1.90)       $     (1.72)
                                                    ===========        ===========        ===========

Weighted Average:
  Number of shares of common stock outstanding          525,831            886,131          1,325,615
                                                    ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                       Cumulative
                                                                                                                           from
                                                                              Years Ended December 31,                 Inception to
                                                                 -----------------------------------------------       December 31,
                                                                     1999             2000               2001              2001
                                                                 -----------       -----------       -----------       ------------
Cash Flows from Operating Activities:
  Net Loss                                                       $(1,591,430)      $(1,655,670)      $(2,275,160)      $(24,036,198)
  Adjustments to reconcile net loss to net cash
   cash used in operating activities:
    Depreciation and amortization expense                              8,229             6,003             6,642            122,863
    Non-cash expenses paid in equity interest                            535               (37)           51,504          2,862,880
    Non-cash compensation expense associated
     with the grant of stock options and warrants                         --                --                --            427,964
  Debt converted to equity                                           379,681         2,887,306                --          3,833,137
  Changes in operating assets and liabilities:
  Increase(decrease) in accrued direct research
   and development costs                                             166,712           (27,433)           85,850            656,102
  Increase(decrease) in accrued professional fees                    (41,001)           43,324           232,637            592,495
  Increase(decrease) in accrued payroll                              138,828        (1,021,166)         (284,098)             7,084
  Increase(decrease) in accrued expenses to
   affiliates, printing charges and other expenses                   252,070          (474,500)          (85,475)           114,522
                                                                 -----------       -----------       -----------       ------------
      Net Cash Used In Operating Activities                         (686,376)         (242,173)       (2,268,100)       (15,419,151)
                                                                 -----------       -----------       -----------       ------------

Cash Flows from Investing Activities:
  Purchase of office and lab equipment                                (1,073)               --           (28,783)          (102,916)
  Retirement of treasury stock                                            --               347                --                 --
  Decrease(increase) in note receivable from an
   officer / shareholder                                                  --          (164,165)           53,959           (110,206)
  Decrease(increase) in other assets                                      --                --                --             (3,025)
  Increase in organizational costs                                        --                --                --            (53,925)
                                                                 -----------       -----------       -----------       ------------
      Net Cash Used In Investing
       Activities                                                     (1,073)         (163,818)           25,176           (270,072)
                                                                 -----------       -----------       -----------       ------------

Cash Flows from Financing Activities:
  Increase in accrued interest payable                                    --                --            33,288            130,307
  Proceeds from issuance of common stock                             410,000           422,210           947,666         10,927,526
  Increase in due to - officers                                           --           361,214           424,309            785,523
  Capital contributions                                                   --                --                --          2,141,600
  Proceeds from issuance of preferred stock                           50,000           375,000                --            820,000
  Increase (decrease) in note payable-demand                         (25,000)          (15,000)               --            105,805
  Increase in notes payable-bridge loans                                  --                --           600,000            600,000
  Increase in stock subscriptions payable                            300,000                --           300,000                 --
  Net increase (decrease) in note payable - other                    750,000        (1,200,000)               --                 --
                                                                 -----------       -----------       -----------       ------------
      Net Cash (Used In) Provided By Financing
       Activities                                                  1,185,000           (56,576)        2,305,263         15,810,761
                                                                 -----------       -----------       -----------       ------------

Net Increase (Decrease) In Cash and Cash
 Equivalents                                                         497,551          (462,567)           62,339            121,538

Cash and Cash Equivalents, Beginning of Period                        24,215           521,766            59,199                 --
                                                                 -----------       -----------       -----------       ------------

Cash and Cash Equivalents, End of Period                         $   521,766       $    59,199       $   121,538       $    121,538
                                                                 ===========       ===========       ===========       ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                $       791       $     6,300       $    22,275       $     88,703
  Income taxes paid during the period                            $     1,012       $       635       $       620       $     11,003


   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

            STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS DEFICIT
                FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987)
                              TO DECEMBER 31, 2001


                                                             Preferred    Preferred      Common         Common        Additional
                                                             Number of      Stock       Number of        Stock          Paid-in
                                                              Shares       Amount        Shares         Amount          Capital
                                                            ----------   -----------   -----------    -----------    ------------
From inception (January 28, 1987)
 Contributions in cash and services,
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1990                                          --   $        --            --    $        --    $         --
                                                            ----------   -----------   -----------    -----------    ------------

  Conversion from partnership to corporation                                             2,500,000          2,500       2,299,194
  Conversion of accrued liabilities to equity (Note 5)                                                                  1,790,024
  Contributions of Services (Note 5)                                                                                      317,917
  Issuance of common stock                                                               2,169,668          2,170       5,230,435
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1991                                          --            --     4,669,668          4,670       9,637,570
                                                            ----------   -----------   -----------    -----------    ------------

  Purchase of treasury stock
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1992                                          --            --     4,669,668          4,670       9,637,570
                                                            ----------   -----------   -----------    -----------    ------------

  Issuance of common stock, net of issuance costs
   of $66,730 for cash and services                                                        468,801            468         438,971
  Compensation associated with the grant of stock options                                                                 159,039
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1993                                          --            --     5,138,469          5,138      10,235,580
                                                            ----------   -----------   -----------    -----------    ------------

  Issuance of common stock, net of issuance costs
   of $180,670 for cash and services                                                     2,772,749          2,773       1,678,284
  Compensation associated with grant of stock options                                                                     268,925
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1994                                          --            --     7,911,218          7,911      12,182,789
                                                            ----------   -----------   -----------    -----------    ------------

  Issuance of preferred stock and common stock
   for cash and services                                       200,000           200     2,034,021          2,034         806,967
  Escrow shares retired                                                                 (1,389,259)        (1,389)          1,389
  Net loss
                                                            ----------   -----------   -----------    -----------    ------------
Balance, December 31, 1995                                     200,000           200     8,555,980          8,556      12,991,145
                                                            ----------   -----------   -----------    -----------    ------------

  Issuance of preferred stock
   and common stock for cash and services                      450,000           450     1,700,000          1,700         842,850
  Net loss
                                                            ---------------------------------------------------------------------
Balance, December 31, 1996                                     650,000   $       650    10,255,980    $    10,256    $ 13,833,995
                                                            ---------------------------------------------------------------------


                                                                Deficit
                                                              Accumulated
                                                                 During                                      Total
                                                               Development    Treasury       Partner       (Deficit)
                                                                 Stage          Stock     Contributions     Equity
                                                            -------------    ----------   -------------  -----------
From inception (January 28, 1987)
 Contributions in cash and services,                                                       $ 2,301,694     2,301,694
  Net loss                                                     (3,829,530)                                (3,829,530)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1990                                  $  (3,829,530)           --    $ 2,301,694   $(1,527,836)
                                                            -------------    ----------    -----------   -----------

  Conversion from partnership to corporation                                                (2,301,694)           --
  Conversion of accrued liabilities to equity (Note 5)                                                     1,790,024
  Contributions of Services (Note 5)                                                                         317,917
  Issuance of common stock                                                                                 5,232,605
  Net loss                                                     (1,365,962)                                (1,365,962)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1991                                     (5,195,492)           --             --     4,446,748
                                                            -------------    ----------    -----------   -----------

  Purchase of treasury stock                                                       (347)                        (347)
  Net loss                                                     (1,486,513)                                (1,486,513)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1992                                     (6,682,005)         (347)            --     2,959,888
                                                            -------------    ----------    -----------   -----------

  Issuance of common stock, net of issuance costs
   of $66,730 for cash and services                                                                          439,439
  Compensation associated with the grant of stock options                                                    159,039
  Net loss                                                     (3,130,425)                                (3,130,425)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1993                                     (9,812,430)         (347)            --       427,941
                                                            -------------    ----------    -----------   -----------

  Issuance of common stock, net of issuance costs
   of $180,670 for cash and services                                                                       1,681,057
  Compensation associated with grant of stock options                                                        268,925
  Net loss                                                     (3,210,558)                                (3,210,558)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1994                                    (13,022,988)         (347)            --      (832,635)
                                                            -------------    ----------    -----------   -----------

  Issuance of preferred stock and common stock
   for cash and services                                                                                     809,201
  Escrow shares retired                                                                                           --
  Net loss                                                     (1,061,958)                                (1,061,958)
                                                            -------------    ----------    -----------   -----------
Balance, December 31, 1995                                    (14,084,946)         (347)            --    (1,085,392)
                                                            -------------    ----------    -----------   -----------

  Issuance of preferred stock
   and common stock for cash and services                                                                    845,000
  Net loss                                                     (1,588,624)                                (1,588,624)
                                                            --------------------------------------------------------
Balance, December 31, 1996                                  $ (15,673,570)   $     (347)            --   $(1,829,016)
                                                            --------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (formerly COD Associates, L.P.)
                          (A Development Stage Company)

      STATEMENTS OF PARTNERS' DEFICIT AND STOCKHOLDERS DEFICIT (CONTINUED)
                FOR THE PERIOD FROM INCEPTION (JANUARY 28, 1987)
                              TO DECEMBER 31, 2001

                                                    Preferred      Preferred        Common        Common      Additional
                                                    Number of        Stock         Number of       Stock        Paid-in
                                                     Shares         Amount          Shares        Amount        Capital
                                                  -----------    ------------    -----------    ---------    ------------
                                                  -----------------------------------------------------------------------
Balance, December 31, 1996                            650,000    $        650     10,255,980    $  10,256    $ 13,833,995
                                                  -----------------------------------------------------------------------

  Issuance of preferred stock
   and common stock for cash and services             400,000             400      1,375,000        1,375         339,788
  Conversion of preferred stock to common stock      (850,000)           (850)     3,400,000        3,400          (2,550)
  Cancellation of subscription receivable            (200,000)           (200)                                    (99,800)
  Common shares issued in private placement
   protection                                                                        413,181          413            (413)
  Debt converted to common shares                                                  1,193,165        1,193         505,398
  Stock bonuses                                                                   19,978,000       19,978
  One-for-twenty two reverse stock split                                         (33,958,990)     (33,959)         33,959
  Common shares issued with notes payable                                            112,500          113             113
  Net loss
                                                  -----------------------------------------------------------------------
Balance, December 31, 1997                                 --              --      2,768,836        2,769      14,610,377
                                                  -----------------------------------------------------------------------

  Issuance of common stock                                                           963,277          963         815,555
  Stock bonuses                                                                    1,032,802        1,033
  Debt converted to common shares                                                     22,010           22          58,524
  Net loss
                                                  -----------    ------------    -----------    ---------    ------------
Balance, December 31, 1998                                 --              --      4,786,925        4,787      15,484,456
                                                  -----------    ------------    -----------    ---------    ------------

  Issuance of prefered stock                          350,000             350                                     349,650
  Issuance of common stock                                                           410,000          410         409,590
  Stock bonuses                                                                      535,390          535
  Debt converted to common shares                                                     78,560           79          79,602
  Net loss
                                                  -----------    ------------    -----------    ---------    ------------
Balance, December 31, 1999                            350,000             350      5,810,875        5,811      16,323,298
                                                  -----------    ------------    -----------    ---------    ------------

  Retirement of treasury stock
  Issuance of preferred stock                         375,000             375                                     374,625
  Debt converted to preferred shares and common     1,493,306           1,493      2,522,599        2,522       2,883,290
  Issuance of common stock                                                         4,233,802        4,234         417,939
  Net loss
                                                  -----------    ------------    -----------    ---------    ------------
Balance, December 31, 2000                          2,218,306           2,218     12,567,276       12,567      19,999,152
                                                  -----------    ------------    -----------    ---------    ------------

  Issuance of common stock                                                         1,378,000        1,378         997,792
  One-for-ten reverse stock split                  (1,996,474)                   (12,550,775)
  Stock subscriptions payable
  Net loss
                                                  -----------    ------------    -----------    ---------    ------------
Balance, December 31, 2001                            221,832    $      2,218      1,394,501    $  13,945    $ 20,996,944
                                                  ===========    ============    ===========    =========    ============

                                                    Deficit
                                                   Accumulated
                                                     During                        Stock           Total
                                                   Development     Treasury     Subscriptions     (Deficit)
                                                      Stage          Stock        Payable          Equity
                                                   ------------    ---------    ------------    -----------
                                                  ---------------------------------------------------------
Balance, December 31, 1996                         $(15,673,570)   $    (347)   $     --        $(1,829,016)
                                                  ---------------------------------------------------------

  Issuance of preferred stock
   and common stock for cash and services                                                           341,563
  Conversion of preferred stock to common stock                                                          --
  Cancellation of subscription receivable                                                          (100,000)
  Common shares issued in private placement
   protection                                                                                            --
  Debt converted to common shares                                                                   506,591
  Stock bonuses                                                                                      19,978
  One-for-twenty two reverse stock split                                                                 --
  Common shares issued with notes payable
  Net loss                                           (1,405,023)                                 (1,405,023)
                                                  ---------------------------------------------------------
Balance, December 31, 1997                          (17,078,593)        (347)             --     (2,465,794)
                                                  ---------------------------------------------------------

  Issuance of common stock                                                                          816,518
  Stock bonuses                                                                                       1,033
  Debt converted to common shares                                                                    58,546
  Net loss                                           (1,435,345)                                 (1,435,345)
                                                   ------------    ---------    ------------    -----------
Balance, December 31, 1998                          (18,513,938)        (347)             --     (3,025,042)
                                                   ------------    ---------    ------------    -----------

  Issuance of prefered stock                                                                        350,000
  Issuance of common stock                                                                          410,000
  Stock bonuses                                                                                         535
  Debt converted to common shares                                                                    79,681
  Net loss                                           (1,591,430)                                 (1,591,430)
                                                   ------------    ---------    ------------    -----------
Balance, December 31, 1999                          (20,105,368)        (347)             --     (3,776,256)
                                                   ------------    ---------    ------------    -----------

  Retirement of treasury stock                                           347                            347
  Issuance of preferred stock                                                                       375,000
  Debt converted to preferred shares and common                                                   2,887,305
  Issuance of common stock                                                                          422,173
  Net loss                                           (1,655,670)                                 (1,655,670)
                                                   ------------    ---------    ------------    -----------
Balance, December 31, 2000                          (21,761,038)          --              --     (1,747,101)
                                                   ------------    ---------    ------------    -----------

  Issuance of common stock                                                                          999,170
  One-for-ten reverse stock split                                                                        --
  Stock subscriptions payable                                                        300,000        300,000
  Net loss                                           (2,275,160)                                 (2,275,160)
                                                   ------------    ---------    ------------    -----------
Balance, December 31, 2001                         $(24,036,198)          --         300,000    $(2,723,091)
                                                   ============    =========    ============    ===========


   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Epigen, Inc. (the Successor) was formed on April 24, 1991 as the successor entity to COD Associates, L.P. (the Predecessor) (collectively the Company). Effective May 1, 1991, in accordance with the terms of an Assignment and Assumption Agreement, all interests and rights were assigned to, and certain obligations and liabilities of the Predecessor were assumed by, the Successor in exchange for 2,500,000 shares of common stock which subsequently was reduced to 113,636 shares pursuant to a reverse stock split (Note 5). The Successor was organized to serve as the vehicle for an initial public offering of common stock and warrants to raise additional capital to complete and commercialize the research and development work of the Predecessor and related activities.

The Company is authorized to issue up to 50,000,000 common shares at $.01 par value and 15,000,000 preferred shares at $.01 par value.

The Company is engaged in the development of diagnostics and therapeutics for cancer patients. The first product under development is an in vitro blood test to be used as a confirmatory test for prostate cancer. The company is in the early stages of developmental monoclonal antibody therapeutics (in a 50-50 collaboration with Medarex, Inc.) to be used post operatively on patients that have had epithelial carcinomas removed. The thesis is that the monoclonal antibodies will seek out and kill circulating cancer cells that cause metastases or the recurrence of the carcinoma. The Company also has a 50-50 collaboration with AltaRex Corporation to develop a vaccine to be used as a therapeutic in cancer patients who have had a carcinoma removed.

The Company is a development stage enterprise that has not generated significant operating revenues to date. Expenses incurred have primarily been research, development and administrative costs. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Successful future operations are subject to several risks, including; the ability of the Company to successfully market its products and to generate significant revenues from sales; regulation by the United States Food and Drug Administration; the development of enhancements to allow entry into new markets; and the Company's ability to raise funds to further finance development of its products. After the product has been successfully introduced into the market, additional time may be necessary before significant revenues are realized. The Company will require additional financing in order to commercialize the in vitro diagnostic test, complete the in vivo imaging procedure and complete the development and commercialization of the therapeutic vaccine.

                                  EPIGEN, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                                  (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has incurred losses of $24,036,198 from inception through December 31, 2001 and has funded those losses through the sale of common and preferred stock shares, capital contributions, and loans from investors. The Company has negative cash flow and there is no assurance the Company will be able to raise additional funding through the sale of equity securities, various debt instruments or from other sources, thus, there is substantial doubt concerning its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Cash and Cash Equivalents:

Cash and cash equivalents include all funds held in checking and money market bank accounts.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to credit risk include cash on deposit with a financial institution amounting to $131,959 and $59,199 at December 31, 2001 and 2000, respectively, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. These deposits may be redeemed upon demand, and therefore, bear minimal risk.

Estimates:

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

Research and Development:

Direct research and development is performed under arrangements with various individuals and institutions. The terms of these arrangements generally call for payment of salaries, overhead and expenses. Research and development costs are expensed in the period in which they are incurred.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organizational Costs:

Organizational costs were amortized on a straight line basis over five years.

Income Taxes:

During 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. Adoption of this method of accounting did not have an effect on the Company's financial position or results from operations.

At December 31, 2001, the principal temporary difference is a net operating loss carryforward for federal and state income tax purposes of approximately $18,040,000 and $18,030,000, respectively, which expire through December 31, 2021. The Company has provided a full valuation reserve against the benefit of this net operating loss carryforward due to uncertainty regarding its realization. In addition, the Company has credits for increasing research costs of approximately $728,000 which expire through 2015 and general business credit of approximately $330,000, expiring December 31, 2021. Any credit not used during the carry forward period may be deducted in the first period subsequent.

Office Equipment:

Office equipment is recorded at cost. Additions and improvements are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed primarily using the straight-line method over three to seven years.

Fair Value:

The Company has a number of financial instruments, none of which are held for trading purposes. The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share:

Net loss per share for 1999, 2000 and 2001 include the weighted common average shares outstanding net of shares of treasury stock. The cumulative net loss per common share for the period from inception to December 31, 2001 has not been presented, as such information is not considered to be relevant or meaningful. All warrants, options and convertible preferred stock outstanding as of December 31, 1999 2000 and 2001 have been excluded, as they are antidilutive.

(2)  NOTES PAYABLE

Demand:

The Company has entered into an agreement whereby it promises to pay $105,805, together with interest at the rate of 9% per annum on demand. This note was executed in connection with fees owed the payee for professional services.

Other:

In 2000, notes issued in 1997 totaling $200,000 plus accrued interest due were in default and were converted into 334,628 shares of the Company's common stock. This resulted in $134,625 worth of cancellation of debt income.

In 1999, a note bearing interest at prime plus 5% was in default. In 2000, this note totaling $100,000 plus accrued interest due was converted into 130,757 shares of the Company's common stock. This resulted in $30,750 worth of cancellation of debt income.

In 1999, the Company defaulted on $150,000 of notes issued in 1998 at prime plus 5%. In 2000, the notes totaling $150,000 plus accrued interest due were converted into 193,214 shares of the Company's common stock. This resulted in $43,219 worth of cancellation of debt income.

During 2001 the Company issued $600,000 of short-term notes - "bridge loans". The notes are due and payable between September 17, 2002, and November 19, 2002, or in accordance with the terms of the notes; the notes will automatically convert into shares of the Company's common stock at the rate of $5.80 per share (103,448 shares) on the earlier of the closing of the Company's anticipated private placement of between $5,000,000 and $7,000,000, or March 31, 2002.

In addition, the notes contained warrants to purchase additional shares of common stock as follows:

o 25,939 shares at $11.60 per share expiring between September 17 and November 19, 2004.

o 103,448 shares at $5.80 per share expiring between September 17 and November 19, 2004.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(3)  LICENSING AGREEMENTS

The Company's technology was originally licensed from Boston Biomedical Research Institute (BBRI). In 1993, BBRI transferred ownership of all licensed technology to Epigen, Inc. Conditions in the transfer of ownership provide, among other things, for royalty payments to BBRI. Currently, royalty payments to BBRI are capped at 3% of the net selling price of products containing Human Carcinoma Antigen or epiglycanin. The licensing agreement also provides for the indemnification of BBRI by the Company against product liability claims incurred.

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

The Company entered into an agreement dated March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 433,705 shares of the Company's common stock. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract was negotiated with Vacold for ongoing R&D. Vacold was to be responsible for the optimization and demonstration of the new assay to prospective strategic partners. The Agreements with Vacold were terminated on October 1, 2000 by mutual consent. The Company has opened a new laboratory at the University of Rochester in Rochester, NY, to continue the development of diagnostics.

(4)  RELATED PARTY TRANSACTIONS

Due to Officers:
Amounts due to officers as of December 31, 2001 and 2000 were approximately as follows:
                                                        2001         2000
                                                        ----         ----
Donald Fresne, Chairman of the Board and
  Chief Executive Officer                            $ 730,123    $ 543,211*
Richard Kent, Vice Chairman of the Board
  and Secretary                                         55,400       18,000
                                                     ---------    ---------
         Total                                       $ 785,523    $ 561,211
                                                     =========    =========

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(4)  RELATED PARTY TRANSACTIONS (continued)

These amounts are principally due from accrued salary and life insurance premiums pursuant to current and prior employment agreements. *$198,997 was included in accrued payroll on the financial statements for the year-ended December 31, 2000.

In addition, accrued interest related to these amounts totaled $130,307 and $97,019 at December 31, 2001 and 2000, respectively.

Due from Officers:

Amounts receivable (including accrued interest) from Donald Fresne, Chairman of the Board and Chief Executive Officer were as follows for the years ended December 31, 2000 and 2001:

              Beginning                                               Ending
               Balance         Additions         Deductions           Balance
              ---------        ---------         ----------           -------
2000           131,467          164,165            131,467            164,165
2001           164,165              -0-             53,959            110,206

Leased Office Space:

The Company has leased (and continues to lease) since 1994 office space from a company wholly owned by the Chairman of the Board of Directors. Total rent paid through 1997 totaled $184,573. In 1998, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001. In 2001, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring in May 2004. Rent expense for each of the last three years ending December 31, 2001 was $36,000.

(5)  EQUITY TRANSACTIONS

In October 2001, effective November 8, 2001, the Company's shareholders approved a one-for-ten reverse stock split. Accordingly all share data has been restated for periods prior to the reverse stock split.

In August 1997, the Company's shareholders approved a one-for-twenty-two reverse stock split.

On December 10, 1991, the Company completed its initial public offering. Proceeds from this offering were $5,232,605 after deducting $1,276,399 of costs. The initial public offering was for 1,084,834 units, including 141,500 units issued pursuant to an overallotment agreement with the underwriters. Each unit consisted of two common shares, two redeemable Class A warrants and one redeemable Class B warrant which were immediately and separately transferable. Each redeemable Class A warrant entitled the holder to purchase one common share and one redeemable Class B warrant at a price of $4.50, subject to adjustment. Each redeemable Class B warrant entitled the holder to purchase one common share at a price of $6.75, subject to adjustment. All of these Class A and Class B warrants expired in 1996.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


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


The stockholders of the Company, except those who received common shares in satisfaction of indebtedness, have placed in escrow on a pro rata basis, an aggregate of 63,148 of the 113,636 common shares outstanding prior to the initial public offering (the Escrow shares). These stockholders will continue to vote the Escrow shares, which shall not be assignable or transferable. All Escrow Shares were contributed to capital on January 1, 1995.

During March 1992, the Company repurchased 5 shares of treasury at a cost of $347. The shares were subsequently canceled.

During 1995, the Company offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, up to 363,636 shares of its common stock, together with warrants for an additional 363,636 shares of common stock at an exercise price of $2.00 per share for five years following issuance. The Company issued 95,545 common shares and 95,545 warrants to purchase common shares of the Company for proceeds of $525,000.

During 1997, pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933, the Company issued 45,455 shares of its common stock for net proceeds of $125,000, together with warrants exercisable into 27,727 shares of common stock at a price of $2.00 per share. These warrants expired December 31, 2001.

During the five years ended December 31, 1997 the Company issued 483,330 shares of common stock to the Directors of the Company and others for services totaling $1,357,160 in addition to 31,363 shares of common stock pursuant to price protection provisions in connection with earlier purchases of common stock, and 1,627,727 shares of common stock of the Company as a compensation incentive to the Chairman of the Company.

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

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During the year ended December 31, 1998, the Company issued 350,000 shares of common stock as a bonus to the Chairman of the Board of Directors and 25,000 shares of common stock each to two members of the Board of Directors.

During the year ended December 31, 1998, the Company issued an aggregate of $140,500 principal amount of its prime plus 5% one-year promissory notes. Each note is pre-payable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. The holders of these notes received an aggregate of 64,672 shares of the Company's common stock.

During the year ended December 31, 1998, the Company issued 271,107 shares of the Company's common stock to investors at a cost of $0.83 per share. These shares were booked at par value with the additional investment credited to paid-in capital.

During the year ended December 31, 1998 the Company issued an aggregate of $55,000 principal amount of its prime plus 5% one-year promissory notes. Each note is pre-payable within ten days of the completion of a sale of the Company's common stock aggregating at least $1,000,000. Principal amounts of such notes are convertible by the holders into shares of the Company's common stock at a rate of $0.83 per share. The holders of these notes received an aggregate of 66,265 shares of the Company's common stock, and an aggregate of 66,265 warrants to purchase shares of the Company's common stock at a rate of $0.83 per share. These 66,265 shares of common stock were booked at par value.

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

During 1998, the Company issued 100,000 three-year warrants and 974,426 five-year warrants to promissory note holders as payment for the extension of the loan.

During 1998, the Company issued 24,702 five-year warrants to the Chairman of the Board. These warrants are exercisable through April 15, 2003 at $0.83 per share.

                                  EPIGEN, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 20001
                                  (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 1998, the Company issued 75,188 warrants to a convertible promissory note holder. These warrants are exercisable through January 21, 2003 at $2.66 per share.

During 1999, pursuant to a private placement pursuant to rule 506 of Regulation D of the Securities Act of 1933, the Company sold 210,000 shares of common stock to investors at $1.00 per share with two five year warrants attached to each share. One warrant has an exercise price of $1.50 and one warrant has an exercise price of $2.00.

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

During 1999, the Company issued 433,705 shares of common stock to Vacold, LLC, a Delaware Corporation, in satisfaction of the Company's obligation under its March 31, 1999 Agreement (see Note 3). These shares were recorded at par value.

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

During 2000, the Company corrected an inadvertent error in drafting two of the $25,000 Promissory Notes. The Conversion price in the two Promissory Notes was reduced, from $2.66 per share of Common Stock in the Company to $0.83 per share of Common Stock in the Company, and the Company authorized the issuance of an additional 48,527 shares of Common Stock in the Company to reflect the conversion of such Notes into Common Stock in the Company at a conversion price of $0.83 per share.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(5)  EQUITY TRANSACTIONS (continued)

During 2000, the Company issued 1,840,000 shares of common stock at $0.50 per share to investors affiliated with Biofund, Inc. as a part of a refinancing of its arrangements with Biofund, Inc.

During 2000, the Company recorded the issuance of 24,000 shares of common stock at $1.00 per share to two of the Directors of the Company at 12,000 shares each in satisfaction of the Company's obligation of Director fees due.

During 2000, the Company recorded the issuance of 658,599 shares of common stock to certain holders of its 25% Bridge Notes and prime plus 5% Promissory Notes in satisfaction of an aggregate of $450,000 of principal amount of the Company's obligations to such investors. Such investors also agreed to contribute an aggregate of $208,594 in accrued interest to the capital of the Company. The Company has reflected the excess of the debt converted over the market value of the common shares issued as cancellation of debt income.

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

During 2001, the Company issued 1,378,000 shares of common stock for a total of $999,170.

In August 2001, the Company received $300,000 for the exercise of certain of its Series I Warrants pursuant to an agreement with the holder of such Warrants. The price per share of shares of common stock to be issued thereunder will be at the lesser of $10.00 per share or the price per share received by the Company upon completion of the Company's pending a private placement at the same price per share as the pending private placement transaction. In addition, the Company issued to such shareholder a warrant to purchase an additional 20,000 shares of its Common Stock at a price of $5.60 per share.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(6)  PREFERRED STOCK

In October of 2001, effective November 8, 2001, the Company's shareholders approved a one-for-ten reverse stock split.

(a) Series A Preferred:

In 1995, the Company's Board of Directors authorized for issuance 3,000,000 shares of Series A Preferred Stock pursuant to the terms of the Company's certificate of incorporation. The terms of the Series A

Preferred Stock were amended in June 1999. Each such share is convertible into two shares of common stock of the Company. Each Series A share shall be entitled to 30 votes per share on all matters that may come before the stockholders for a vote. Such shares shall be entitled to a preference in any distribution in liquidation or otherwise. In connection with this authorization the Chairman of the Board of Directors invested $100,000 for 200,000 shares of the Series A Preferred Stock at a price per share of $0.50. The holder has the right to return the stock at any time two years after issuance at $0.50 per share, plus unpaid accrued dividends. This subscription was canceled in 1997.

During 1999, the Company sold 50,000 shares of Series A Preferred Stock at $1.00 per share.

During 1999, Donald Fresne converted $300,000 of debt into 300,000 shares of the Company's Series A Preferred Stock.

During 2000, two of the Company's Officers converted an aggregate of $1,493,306 of debt into 1,493,306 shares of the Company's Series A Preferred Stock.

(b) Series B Preferred:

In 1996, the Company's Board of Directors authorized for issuance 4,000,000 shares of Series B Preferred Stock pursuant to the terms of the Company's certificate of incorporation. Each Series B share shall be entitled to one vote per share on all matters that may come before the stockholders for a vote. An annual dividend equal to the Company's net profit before income taxes for each of the Company's fiscal years beginning July 1, 1996 as to such time as the holders receive an aggregate amount equal to $0.70 per share shall be paid, thereafter pari passu as the common stockholders. There is no mandatory redemption and the stock has standard antidilution rights and ranks pari passu with the Series A Preferred Stock on liquidation rights.

In 1996 and 1997, there were 450,000 and 400,000 shares issued for net proceeds of $215,000 and $180,000, respectively. During 1997, all 850,000 preferred shares were converted into 154,545 shares of common stock and retired..

In connection with the issuance of the 1996 Series B Preferred Stock, the holders also received one Class C and one Class D warrant to purchase one common share for each share of Series B Preferred Stock Purchased, at $2.00 per share, respectively, for a period of five years from the date of purchase.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(6)  PREFERRED STOCK (continued)

In connection with the issuance of the 1997 Series B Preferred Stock, the holders also received Class C and Class D warrants to purchase common stock totaling 800,000 shares at $2.00 per share.

In June 2000, the Company amended the terms of the Series B Preferred Stock among other things to reduce the authorized number to 500,000, to add a liquidation premium of $10.00 per share and provide for mandatory redemption at a price of $1.00 per share on or before August 31, 2001. The Company's

Certificate of Incorporation was amended in November 2001 to extend the redemption date to March 31, 2002. Upon the closing of an equity financing or series of financings by the Company aggregating at least $2,000,000, the outstanding shares of Series B Preferred Stock automatically will be converted into the same type or types of securities as the Company issued in such equity financing or financings.

(7)  COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements (individually the Agreement and collectively the Agreements) with individuals to serve as the Chairman and the Vice Chairman of the Board of Directors.

The Vice Chairman's Agreement is in effect from June 1, 1994 (as amended) for a period of five years and shall be extended annually unless terminated by the Company or Mr. Kent. The Vice Chairman's compensation is $36,000 per year effective in 1998, plus stock options as follows:

The Vice Chairman shall receive options to purchase an additional 3,700 shares of the Company's Common Stock at a purchase price of $5.00 per share on June 1 of each year in which the agreement remains in effect, including 2001. All such options are for a period of seven years from the date of grant and may not be exercised until six months following the date of grant.

The Chairman's Agreement is in effect for a period of 60 consecutive months commencing April 20, 1994.
On April 20 of each year, beginning April 20, 1995, such term of the Agreement shall be automatically extended for an additional year unless prior to such date the employee or the Company have notified the other in writing of its intention not to extend.

The Chairman's Agreement allows for compensation of $189,000 per annum with a $50,000 per annum increase in April of each year during the term of the Agreement (annual salary for the year-ended December 31, 2001 is approximately $539,000). As of November 1, 1999, the Employment Agreement was further amended and restated to include that (i) upon the issuance of equity securities in the Company, the Chairman would be awarded such number of additional shares of Common Stock in the Company that would restore or otherwise increase his equity position in the Company on a fully diluted basis to 33 1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis and (ii) that upon the placement of securities by the Company in which the Chairman was instrumental, he would receive an amount and type of securities equal to one third of the amount and type of securities issued in such placement. In September 2000 the Chairman's Agreement was further amended to remove that portion of the compensation he would be entitled to for arranging for the placement of securities.

                                  EPIGEN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)


(7)  COMPENSATION ARRANGEMENTS (continued)

In consideration of such amendment the Company issued the Chairman options to purchase up to 30,000 shares of the Company's Common Stock at $5.00 per share.

The Company also has standard employment agreements with the other officers and employees of the Company. These agreements also provide for the granting of options and cash awards based upon certain events (financing) and product approvals not yet attained by the Company.

(8)  STOCK OPTIONS/WARRANTS:

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

Pro forma net loss had Statement 123 been applied has not been presented since options granted during the years ended December 31, 2001, 2000 and 1999 were not material. Presentational pro forma net loss pursuant to Statement 123 has not been presented for the period from inception to December 31, 2001 as the information would not be meaningful.

A schedule of outstanding stock options and warrants as of December 31, 2001 is as follows:
                  Number of    Exercise Price
Type               Shares         Per Share       Expiration Date
----              ---------    -------------      ---------------
Warrants           214,131      $5.60-$20.00      January 2003-November 2004
Options             52,698      $5.00-$11.50      March 2002-May 2008

Directors Fees:
In 1999, the Directors, (other than Mr. Fresne) were issued 25,000 shares each for past services, and the Company established an annual fee for such Directors of $12,000, commencing with the first annual period ending June 30, 2000 to be paid at such year end in Common Stock of the Company at $1 per share.

(9)  SUBSEQUENT EVENTS

The Company raised $500,000 in bridge financing through a private placement. In addition the Company is currently in the process of raising approximately $1,100,000 in bridge financing through a private placement. The financing has not yet closed; as funds are received they will be placed in escrow pending completion of the transaction.

The Company anticipates a second private placement in 2002 for $5,000,000 plus upon execution of a licensing, research and development agreement with Ortho Clinical Diagnostics, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth as to the directors and each executive officer:
(1) his name; (2) his age; and (3) his present position with the Company.

Name                           Age         Title
----                           ---         -----
Donald C. Fresne               74          Chairman of the Board of Directors,
                                           Director, President and Chief
                                           Executive Officer

L. Courtney Schroder           64          Treasurer and Director

Richard E. Kent                73          Vice Chairman of the Board of
                                           Directors and Secretary

Paul N. Schnipelsky, Ph.D.     58          Executive Vice President and Chief
                                           Operating Officer

John L. Daiss, Ph.D.           49          Vice President of Research

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

RICHARD E. KENT has been a Director of the Company since 1991 and Vice Chairman of the Board of Directors of the Company since January 28, 1994 and the Company's Secretary since June 1994. Mr. Kent served as a director of Biotag, Inc. from 1987 to 1991. Mr. Kent was Vice President, Secretary and General Counsel of Grossman's Inc., a retailer of building materials, from 1986 until his retirement in December 1997. In April 1997, Grossman's Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Kent presently is a consultant to Grossman's Division of Jeld-Wen, Inc.

PAUL N. SCHNIPELSKY, Ph.D. was Vice President of Research for Ortho-Clinical Diagnostics from November 1998 until June 2000. From 1994 to April 1995, he was Director Research and Development at the Pollards Wood Laboratory of Johnson & Johnson Clinical Research. From July 2000 through December 2000, he performed independent research for the Company.

JOHN L. DAISS, Ph.D. was a Research Fellow at Ortho-Clinical Diagnostics from 1994 to 2000. From July 2000 through December 2000, he performed independent research for the Company.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, officers and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, David
C. Clapp was 9 days late in the filing of an amendment to his Report on Schedule 13D relating to the expiration of warrants to purchase an aggregate of 1,820 shares of the Company's Common Stock. Such Report has since been filed.

ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth information concerning the compensation of the Company's officers for services as executive officers of the Company for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                  Compensation
                                                     Annual Compensation             Awards
                                                     -------------------             ------
                                                                                   Securities
        Name and                                                 Other Annual      Underlying          All Other
  Principal Positions      Year     Salary ($)    Bonus ($)    Compensation ($)      Options         Compensation ($)
  -------------------      ----     ----------    ---------    ----------------   ------------       ----------------
Donald C. Fresne (1)       2001     416,500         ------          27,312(2)         ------
  Chairman, President      2000     230,750         ------          14,727(2)         ------
  and Chief Executive      1999     152,483         ------          58,184(2)          1,387(5)
  Officer

Richard E. Kent (1)        2001       ----          ------                (3)         ------
  Vice Chairman of the     2000     103,500(8)      ------                (3)         37,000            14,641(7)
  Board and Secretary      1999       ----          ------                (3)         48,681                25(4)

L. Courtney Schroder       2001       ----          ------                (3)         ------
  Treasurer and Director   2000       ----          ------                (3)         ------            12,000(6)
                           1999       ----          ------                (3)         ------                25(4)

Paul N. Schnipelsky        2001      93,750

John L. Daiss              2001      90,000

----------

     (1) Mr. Fresne became Chief Executive Officer of the Company on March 24, 1994 and President on August 29, 1997. Mr. Kent became Vice Chairman of the Board of Directors and

Secretary of the Company in June 1994. The payment of salaries and benefits to Mr. Fresne and Mr. Kent were curtailed beginning in October 1994 because of the Company's lack of cash flow. Portions of the unpaid amounts of such salaries have been accrued. In the case of Mr. Fresne, he received salary payments in 2000 of $230,750 and the amount of such accrual for 2000 is $241,583. In the case of Mr. Kent, he received no salary payments in 2001, and the amount of such accrual for 2001 is $36,000.

     (2) Represents car expenses of $19,788 and club membership fees of $7,524 for 2001; car expenses of $8,500 and club membership fees of $6,227 for 2000 and car expenses of $5,776, club membership fees of $6,960 and compensation for life insurance of $45,448 for 1999.

     (3) Represents amounts that do not meet reporting thresholds.

     (4) Represents Common Stock bonuses recorded by the Company at $.001 per share for 2000.

     (5) Represents Series A Preferred Stock issued as a stock bonus recorded by the Company at $.001 per share.

     (6) Represents shares of Common Stock received in lieu of $12,000 for director's fees.

     (7) Represents 12,000 shares of Common Stock received in lieu of $12,000 for director's fees, and 2,641 shares of Series A Preferred Stock received in lieu of compensation for life insurance premiums.

     (8) Represents 103,500 shares of Series A Preferred Stock in lieu of $103,500 for accrued salary.

     OPTION GRANT TABLE

The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options for Common Stock of the Company during the fiscal year ended December 31, 2001. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                             Number of          % of Total
                            Securities         Options/SARs       Exercise
                            Underlying          Granted to        Or Base
                           Options/SARs        Employees in        Price       Price         Expiration
        Name                Granted (#)         Fiscal Year        ($/Sh)      ($/Sh)           Date
        ----               ------------        ------------       --------     -------       ----------
Donald C. Fresne                30,000(1)           100%           $ 5.00      N/A             8/31/06

Richard E. Kent                  3,700(2)           100%             5.00      N/A             5/31/08

Paul N. Schnipelsky              5,000(3)           100%            11.50      N/A             5/8/06

John L. Daiss                    2,500(3)           100%            11.50      N/A             5/8/06

----------

(1) Represents non-qualified stock options for shares of Common Stock granted on September 1, 2001 in consideration of an amendment to Mr. Fresne's Employment Agreement, effective September 1, 2001.

(2) Represents non-qualified stock options granted on June 1, 2001 pursuant to Mr. Kent's Employment Agreement dated September 13, 1994 and amended and restated as of November 1, 1999.

(3) Represents non-qualified stock options granted on May 9, 2001 pursuant to such person's Employment Agreement dated May 9, 2001.

No stock options for Common Stock were exercised during the fiscal year ended December 31, 2001 by the Named Executive Officers. The following table provides information related to the number and value of stock options for Common Stock held at the end of such fiscal year by the Named Executive Officers. The Company does not have any plans provided for SARs.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                              Value of Unexercised
                                                            Number of Unexercised           In-The-Money Options at
                                                       Options at December 31, 2001(#)       December 31, 2001 ($)
                       Acquired on       Value         -------------------------------     -------------------------
        Name           Exercise (#)    Realized ($)       Exercisable/Unexercisable        Exercisable/Unexercisable
        ----           ------------    ------------    -------------------------------     -------------------------
Donald C. Fresne           ---             ---                      30,000/0                            0

Richard E. Kent            ---             ---                      13,180/0                            0

L. Courtney Schroder       ---             ---                         171/---                          0

Paul N. Scnipelsky         ---             ---                       5,000/24,800                       0

John L. Daiss              ---             ---                       2,500/10,000                       0


Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information, as of the Record Date, as to the beneficial ownership of the Common Stock, Series A Preferred and Series B Preferred of the Company for (i) each director and nominee, (ii) each Named Executive Officer (as defined in the "Executive Compensation" section of the Company Form 10-KSB filed with the Securities and Exchange Commission (the "Commission")), (iii) the directors and Named Executive Officers of the Company as a group (based upon information furnished by such persons) and (iv) any person owning more than 5% of the Common Stock, Series A Preferred or Series B Preferred.

                                    Common Stock             Series A Preferred       Series B Preferred
                              ------------------------   -------------------------  ------------------------
                              Number of                    Number of                Number of
                                Shares                      Shares                     Shares                     Percent of
                              eneficially   Percent of   Beneficially   Percent of  Beneficially   Percent of    Total Voting
Name and Address               Owned (1)     Class (2)     Owned (1)     Class (3)    Owned (1)     Class (4)      Power (5)
----------------              -----------   ----------   ------------   ----------  -----------    ----------    ------------
Donald C. Fresne (6)            805,397        41.45%     257,599        94.28%         0              *            81.40%
P.O. Box L
69 North Tower Hill Road
Millbrook, NY 12545

L. Courtney Schroder (7)         16,901         1.21%        0             *            0              *              *
25 Blackburn Road
Manhasset, NY 11030

Richard E. Kent (8)              58,315         4.07%      10,615         3.88%         0              *             5.83%
49 Bourne Point Road
Wareham, MA 02571

                                    Common Stock             Series A Preferred       Series B Preferred
                              ------------------------   -------------------------  ------------------------
                              Number of                    Number of                Number of
                                Shares                      Shares                     Shares                     Percent of
                              eneficially   Percent of   Beneficially   Percent of  Beneficially   Percent of    Total Voting
Name and Address               Owned (1)     Class (2)     Owned (1)     Class (3)    Owned (1)     Class (4)      Power (5)
----------------              -----------   ----------   ------------   ----------  -----------    ----------    ------------
W. James Tozer, Jr. (9)         242,231        16.57%       5,000         1.83%       7,500          20.00%          6.11%
Vectra Management Group
65 East 55th Street, 9th
Floor
New York, NY 10022

Lionel Goldfrank III (10)       532,256        31.64%        0             *          7,500          20.00%          8.38%
1120 Fifth Avenue
New York, NY 10128

David C. Clapp (11)             193,068        13.47%        0             *          7,500          20.00%          3.16%
160 East 72nd Street
New York, NY 10021

Richard D. Field (12)            82,790         5.89%        0             *            0              *             1.36%
49 Locust Avenue, Suite 104
New Canaan, CT 06840

Christy Parsons                  75,384         5.40%        0             *            0              *             1.24%
7 East 81st Street
New York, NY 10028

Paul N. Schnipelsky,              5,000          *           0             *            0              *              *
Ph.D. (13)
253 Edgerton Street
Rochester, NY 14607

John L. Daiss, Ph.D. (13)         2,500          *           0             *            0              *              *
299 Mulberry Street
Rochester, NY 14620

All Directors and               888,113        44.74%     268,214        98.17%         0              *            85.26%
Executive Officers as a
group (5 persons)

*    Indicates beneficial ownership of less than one (1%) percent.

(1) A person is deemed to be the beneficial owner of securities that such person can acquire upon the exercise of options and warrants and conversion of convertible securities as of and within the 60 days following the date of this Report. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised and converted. For purposes of the footnotes that follow, "currently exercisable" means options, warrants and convertible securities that are exercisable or convertible as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power. All share figures represent the effect of the Company's one-for-ten reverse split effective November 8, 2001.

(2) Based upon 1,395,154 shares of Common Stock issued and outstanding as of March 29, 2002.

(3) Based upon 273,214 shares of Series A Preferred issued and outstanding as of March 29, 2002.

(4) Based upon 37,500 shares of Series B Preferred issued and outstanding as of March 29, 2002.

(5) Represents the total voting power based upon 1,395,154 shares of Common Stock and 154,332 shares of Series A Preferred Stock and 37,500 shares of Series B Preferred Stock. The number of outstanding shares does not include Mr. Fresne's right to acquire 118,882 additional shares of Series A Preferred because such additional shares are not outstanding or the right of any other person to acquire additional shares of the Company's voting securities through the exercise of options warrants or other rights.

(6) Included in the shares reported by Mr. Fresne are (i) 1,703 shares of Common Stock owned by Biotag, Inc., the former general partner of the COD Associates, L.P., the predecessor to the Company, which is wholly-owned by Mr. Fresne, (ii) 2,532 shares of Common Stock issuable upon exercise of currently exercisable warrants, (iii) 30,000 shares of Common Stock issuable under currently exercisable options (iv) 277,434 shares of Common Stock underlying 138,717 shares of Series A Preferred Stock presently owned by Mr. Fresne and (iv) 237,764 shares of Common Stock underlying 118,882 shares of Series A Preferred Stock issuable upon conversion of certain debts owed by the Company to Mr. Fresne at the rate of $1.00 of debt per share of Series A Preferred Stock. Pursuant to an Amended and Restated Employment Agreement dated as of November 1, 1999, between Mr. Fresne and the Company, the Company has agreed to issue to Mr. Fresne additional shares of Common Stock for no further consideration in the event the Company issues equity securities for cash or upon conversion of debt owed by the Company or for services or for any other consideration such that the number of shares owned by Mr. Fresne, beneficially or of record, shall, on a fully diluted basis, equal to 33-1/3% of the issued and outstanding shares of the Common Stock.

(7) Included in the shares reported by Mr. Schroder are 171 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Included in the shares reported by Mr. Kent are 13,200 shares of Common Stock issuable upon the exercise of currently exercisable options and 21,230 shares of Common Stock underlying 10,615 shares of Series A Preferred.

(9) Included in the shares held by Mr. Tozer are (i) 40,000 shares of Common Stock shares issuable upon the exercise of currently exercisable warrants,
     (ii) 10,000 shares of Common Stock issuable upon conversion of 5,000 shares of Series A Preferred and (iii) 7,500 shares of Common Stock issuable upon conversion of 7,500 shares of the Series B Preferred. The number of shares of Common Stock into which such warrants and shares of Series B Preferred are convertible is subject to adjustment based on the closing price of the sale of the Company's securities in the event of a successful closing of an equity financing. Pursuant to an agreement dated as of May 4, 1999, the Company and Mr. Tozer agreed that in exchange for his capital contributions to that date, to the extent that capital contributions by third parties subsequent thereto and prior to the date the Company enters into a strategic partnership with a major biopharmaceutical firm reduce Mr. Tozer's holdings of Common Stock to less than 10% on a fully diluted basis, the

     Company shall issue to Mr. Tozer, for no additional consideration, that number of shares of Common Stock necessary to bring his aggregate percentage interest in the Common Stock on a fully diluted basis to 10%. In addition, to the extent a strategic partner of the Company purchases shares of Common Stock at a price of less than $200,000 per 1% of the Company's issued and outstanding Common Stock, Mr. Tozer shall be entitled to receive, for no additional consideration, the number of shares of Common Stock necessary to bring his aggregate percentage interest in Common Stock on a fully diluted basis to 10%.

(10) Included in the shares held by Mr. Goldfrank are (i) 124,397 shares of Common Stock issuable upon the exercise of currently exercisable warrants,
     (ii) 7,500 shares of Common Stock issuable upon conversion of 7,500 shares of the Series B Preferred (assuming convertibility of the shares of Series B Preferred will be restored upon effectiveness of the Restated Charter) and (iii) 155,174 shares of Common Stock issuable upon conversion of two promissory notes from the Company to Mr. Goldfrank in the aggregate original principal amount of $450,000. The number of shares of Common Stock into which such warrants and shares of Series B Preferred are convertible is subject to adjustment based on the closing price of the sale of the Company's securities in the event of a successful closing of an equity financing.

(11) Included in the shares held by Mr. Clapp are (i) 15,685 shares of Common Stock held by a family limited partnership of which Mr. Clapp is a principal, (ii) 7,500 shares of Common Stock issuable upon conversion of 7,500 shares of the Series B Preferred (assuming convertibility of the shares of Series B Preferred will be restored upon effectiveness of the Restated Charter), (iii) and 10,000 shares of Common Stock issuable upon exercise of currently exercisable warrants, and (iv) 16,000 shares of Common Stock presently owned by Mr. Fresne and subject to a call option in favor of Mr. Clapp through December 28, 2002 at a price of $26.60 per share. The number of shares of Common Stock into which such shares of Series B Preferred are convertible is subject to adjustment based on the closing price of the sale of the Company's securities in the event of a successful closing of an equity financing.

(12) Included in the shares held by Mr. Field are 10,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(13) Composed of options to purchase Common Stock granted pursuant to such person's Employment Agreement with the Company dated as of May 9, 2001.

Meetings of the Board and Committees of the Board

The Board of Directors held seven (7) meetings during the year ended December 31, 2001. Donald Fresne and Richard Kent attended all of the meetings. L. Courtney Schroder attended five (5) of the meetings. The Board of Directors has one standing committee, the Executive Committee, which did not meet in 2001. The Board of Directors does not have a standing nominating committee, audit committee or compensation committee, such functions being reserved to the full Board of Directors.

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

As of November 1, 1999, the Employment Agreement was further amended and restated. Under the restated agreement, Mr. Fresne is to be paid a salary of $189,000 per year with annual increases of $50,000 per year beginning in 1995. At the discretion of the Board, Mr. Fresne may be given merit increases and bonuses. Upon the issuance of equity securities in the Company pursuant to the sale thereof for a cash consideration or in lieu of a cash payment upon the conversion of debt into such equity securities or for services or any other consideration, after the date hereof and during the term hereof or any extension thereof, Mr. Fresne will be awarded such number of additional shares of Common Stock in the Company that will restore or otherwise increase his equity position in the Company on a fully diluted basis to 33-1/3% of the total issued and outstanding Common Stock of the Company on a fully diluted basis, such grant to be automatic upon the occurrence of such event.

In addition, prior to September 1, 2001, in the event Mr. Fresne was instrumental in obtaining equity financing for the Company during the term hereof for a cash infusion to the capital of the Company of $1,000,000 or more, Mr. Fresne would have received as compensation therefore equity securities equal to 33-1/3% of the equity securities issued pursuant to such financing. Pursuant to an amendment, dated September 1, 2001, to his employment agreement, Mr. Fresne surrendered this portion of his compensation in return for which he received options to purchase 30,000 shares of the Company's Common Stock at $5.00 per share.

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

On September 13, 1994, the Company entered into an employment agreement for an initial three-year term, effective June 1, 1994 with one year renewals thereafter, with Richard E. Kent pursuant to which Mr. Kent will serve as Vice Chairman of the Company. Pursuant to such agreement, Mr. Kent was to receive an annual salary of $18,000 that was increased to $36,000 in 1998. In the discretion of the Board of Directors, Mr. Kent may be given merit raises and bonuses. Such agreement was amended and restated as of November 1, 1999 to provide, inter alia, for a five-year term extended annually unless terminated by the Company or Mr. Kent. The restated agreement provides for the immediate grant of options to purchase 4,700 shares of the Company's Common Stock at a price of $5.00 per share effective November 1, 1999. In addition, Mr. Kent shall receive options to purchase an additional 3,700 shares of the Company's Common Stock at a purchase price of $5.00 per share on June 1 of each year in which the agreement remains in effect, including 2001. All such options are for a period of seven years from the date of grant and may not be exercised until six months following the date of grant. The Company has granted to Mr. Kent certain demand registration rights (exercisable on two occasions) and piggyback registration rights with respect to the Common Stock underlying options now or hereafter held by Mr. Kent during the term of the agreement. Mr. Kent has not received any salary payments pursuant to such agreement and the amount of accrued salary owed him as of the December 31, 2001 was $54,000. In addition, the Company has undertaken to reimburse Mr. Kent for premiums on a $100,000 life insurance policy presently owned by Mr. Kent.

Each of Dr. Paul N. Schnipelsky, Vice President and Chief Operating Officer, and Dr. John L. Daiss, Vice President of Research, entered into employment agreements with the Company as of May 9, 2001. Drs. Schnipelsky and Daiss will receive annual compensation of $125,000 and $120,000, respectively, and options to purchase up to 29,800 shares and 12,500 shares, respectively, of the Company's Common Stock at a price of $11.50 per share. In the case of Dr. Schnipelsky, 5,000 of such options vested immediately, 8,000 of such options will vest on the first sale of the Company's diagnostic product in Europe, and 16,800 of such shares shall vest upon approval of the Company's Biological License Application by the United States Food and Drug Administration for the HCA Test. In the case of Dr. Daiss, 2,500 of such options vested immediately, 3,000 of such options will vest on the first sale of the Company's diagnostic product in Europe, and 7,000 of such shares shall vest upon approval of the Company's Biological License Application by the United States Food and Drug Administration for the HCA Test.

In addition, in consideration of services performed by Drs. Schnipelsky and Daiss for the period from July 1, 2000 through March 31, 2001, they will be entitled to receive the sum of $ 54,688 and $52,500, respectively, upon the closing of a financing by the Company yielding gross proceeds to the Company of at least $5,000,000.

Director Compensation

In 2001, no cash compensation was paid to non-employee directors of the Company. Each of Mr. Kent and Mr. Schroder received 1,200 shares of the Company's Common Stock in 2001 in lieu of an annual director's fee of $12,000.

Stock Option Plan

The Company's 1991 Stock Option Plan has expired and there are no longer any options outstanding under such plan.

Repricing of Outstanding Options and Warrants

For information regarding the repricing of certain warrants to purchase the Company's Common Stock, see "Certain Relationships and Transactions" below.

Certain Relationships and Transactions

For information regarding certain transactions involving the Company and its directors and executive officers prior to January 1, 2001, see "Certain Relationships and Transactions", of the Company's Annual Report on Form 10-KSB for the years ended December 31, 1998, December 31, 1999 and December 31, 2000, each of which is incorporated herein by reference.

In July 2000, the Company's Board of Directors approved a plan to allow the holders of the Company's 25% Bridge Notes and other debt instruments to convert the principal amount of such debt into shares of the Company's Common Stock at the rate not to exceed $10.00 per share as negotiated between Mr. Fresne and the holders of such instruments. As of December 31, 2000, an aggregate of $450,000 principal amount of such instruments was converted into an aggregate of 65,600 shares of the Company's Common Stock at prices ranging from $5.80 to $10.00 per share.

In April 1999, the Company's Board of Directors, approved an arrangement pursuant to which Mr. Fresne and Mr. Kent were granted the right, for a period of five years, to convert all debts owed to them by the Company into shares of the Company's Common Stock at the rate of $.83 per share or shares of the Company's Series A Preferred Stock at the rate of $1.00 per share, in order to facilitate any future financings the Company may require. In July 2000, Mr. Kent converted an aggregate of $106,141 in accrued salary and life insurance premiums into 106,141 shares of the Company's Series A Preferred Stock. With respect to Mr. Fresne's conversion right, see Item 10, Executive Compensation and Other Information-Security Ownership of Certain Beneficial Owners and Management, Note 6.

Commencing July 1, 1999 and for each annual period ending June 30 thereafter for which they serve as directors of the Company, each of Messrs. Kent and Schroder are entitled to receive an annual fee equal to $12,000 payable in shares of the Company's Common Stock at the rate of $1.00 per share. In July 2001, each of them received 1,200 shares of the Company's Common Stock for the period ending June 30, 2001. Following the Company's one-for-ten reverse stock split in November 2001, the Company's Board of Directors has elected to retain such annual compensation of $12,000, payable in shares of the Company's Common Stock at the rate of $1.00 per share.

Effective December 1, 1999, the Company entered into an arrangement with Biofund, Inc., a Delaware corporation, pursuant to which Biofund, Inc. would guarantee repayment to the Bank of Millbrook a loan to the Company by such Bank of up to $800,000 for up to one year. Such loan was secured by certificates of deposit issued by the Bank of Millbrook for the amount of the loan and held by such bank as collateral. In exchange for its guarantee of such loan, the Company granted to Biofund, Inc. a security agreement in its intellectual property and technology on the same terms as that previously granted to Mr. Fresne. In addition, upon repayment of such loan and return of the security for the guarantee to Biofund, Inc., Biofund, Inc. had the right to purchase up to 2.5% for each $100,000 of guarantee provided of the Company's issued and outstanding Common Stock, on a fully diluted basis, as of November 1, 1999 at a price of $.10 per share. For a complete description of such transaction, reference is made to the Company's Current Report on Form 8-K dated June 28, 2000, which is incorporated herein by such reference.

In August 2000, Mr. Fresne converted an aggregate of $1,387,164.85 in accrued salary and other obligations owed by the Company to him into 138,717 shares of the Company's Series A Preferred Stock. Mr. Fresne presently holds a security interest in all of the Company's intellectual property to secure an aggregate of $200,000 of debt, composed mainly of accrued but unpaid salary, owed to him by the Company.

On June 6, 2001, the Company repriced certain of its Series I Warrants held by Lionel Goldfrank III. In light of the Company's cash flow situation at that time, Mr. Goldfrank agreed to expedite the exercise of Series I Warrants to purchase 1,150,000 shares of the Company's Common Stock in three tranches. The first tranche, exercised immediately, was for 37,500 shares at $6.00 per share. The remaining two tranches for 37,500 shares each were to be exercised on or before October 9, 2001 and January 11, 2002 at a price of $10.00 per share, subject to certain adjustments in the event the Company was to complete a financing prior to January 11, 2002. The aggregate consideration to be paid for such securities by Mr. Goldfrank was $975,000. The Company's cash flow continued to suffer through the summer of 2001, and Mr. Goldfrank agreed to a further acceleration of the exercise of his Series I Warrants. In August 2001, Mr. Goldfrank advanced $300,000 against the exercise of Series I Warrants pursuant to an agreement under which the number of shares he is to receive shall be based on the price per share received by the Company in its contemplated equity financing. Further, in September and November of 2001, Mr. Goldfrank purchased an aggregate of $450,000 in principal amount of the Company's Promissory Notes. Such Promissory Notes carried with them warrants to purchase an aggregate of 19,397 shares of the Company's Common Stock at an exercise price of $11.60 per share. The Promissory Notes are automatically convertible into an aggregate of 77,857 shares of the Company's Common Stock, at $5.80 per share, in the event the closing of an equity financing does not occur prior to March 31, 2002. In the event such a financing closes prior to March 31, 2002, the Promissory Notes shall automatically shall be converted into shares of the Company's Common Stock at a price per share equal to 90% of the price per share paid by the purchasers of the Company's Common Stock in such financing. In addition, upon any such automatic conversion, Mr. Goldfrank will be entitled to receive warrants to purchase the same number of shares of the Company's Common Stock as he received upon such automatic conversion at an exercise price equal to the price per share paid by him pursuant to such automatic conversion.

In further consideration of Mr. Goldfrank's assistance to the Company, in July 2001, the Company issued to Mr. Goldfrank a warrant to purchase up to 20,000 shares of the Company's Common Stock at a price of $5.60 per share.

On September 1, 2001, the Company and Mr. Fresne agreed to amendment Mr. Fresne's employment agreement with the Company. For a complete discussion of such amendment, see "Employment Agreements" in Item 10 of Part III of this Report.

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

  3.4 Certificate of Amendment of the Company's Certificate of Incorporation filed with

Exhibit No.  Description
-----------  -----------

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

  3.7 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company

  3.8        By-laws of the Company (A)

  3.9        By-laws of the Company (H)

  3.10       Amendment to Article III, Section 1 to the Company's by-laws (M)

  3.11 Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Company filed with the Delaware Secretary of State on May 28, 1991 (F)

  3.12 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation filed in the Office of the Secretary of State of Delaware on May 28, 1991, filed with the Delaware Secretary of State on November 8, 1991 (F)

  3.13 Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 11, 1999

3.14.1.1.1 Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 12, 2000(P)

  3.15 Certificate Amendment of Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Epigen, Inc., filed with the Delaware Secretary of State on June 12, 2000(P)

  3.16 Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 8, 2001 (Q)

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

Exhibit No.  Description
-----------  -----------

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

10.13 Agreement, dated as of August 27, 1992, between the Company and Donald C. Fresne, relating to a loan of up to $350,000 (E)

10.14        Deleted

Exhibit No.  Description
-----------  -----------

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

10.23 Agreement, dated March 9, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.24 Agreement, dated March 9, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.25 Agreement, dated April 14, 1994, between the Company and Baytree Associates to raise equity capital (H)

10.26 Amended and Restated Employment Contract dated September 13, 1994, between the Company and Donald C. Fresne (I)

10.27 Employment Contract dated September 13, 1994, between the Company and Richard E. Kent (I)

10.28 Amendment, dated April 19, 1994, to the Restated Agreement dated February 25,

Exhibit No.  Description
-----------  -----------

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

10.32 Employment Agreement dated November 1, 1999 between the Company and Richard E. Kent.

10.33        Agreement between Epigen, Inc. and Vacold, LLC dated March 31,
             1999. (O)

10.34 Amendment dated December 16, 1999, to the Restated Agreement dated as of February 25, 1992 between Boston Biomedical Research Institute and Epigen, Inc.

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

----------

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

     (O) Incorporated by reference to the Company's Form 8-K dated June 9, 1999.

     (P) Incorporated by reference to the Company's Form 8-K dated June 28,
2000.

     (Q) Incorporated by reference to the Company's Information Statement on
Schedule 14C dated October 15, 2001.


REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EPIGEN, INC.


Date: March  __, 2002                      By:   /s/ Donald C. Fresne
                                           -----------------------------------
                                           Donald C. Fresne, Chief Executive
                                           Officer, Chairman of the Board of
                                           Directors and President



In accordance with the Exchange Act, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.



Date: March __, 2002                       By:   /s/ Donald C. Fresne
                                           -----------------------------------
                                           Donald C. Fresne, Chief Executive
                                           Officer, Chairman of the Board of
                                           Directors and President



Date: March __, 2002                       By:   /s/ Richard E. Kent
                                           -----------------------------------
                                           Richard E. Kent, Vice Chairman of
                                           the Board of Directors and Secretary



Date: March __, 2002                       By:   /s/ L. Courtney Schroder
                                           -----------------------------------
                                           L. Courtney Schroder, Treasurer
                                           (Principal Financial and Accounting
                                           Officer) and Director