Form 10-Q
period 2002-03-31
EPIGEN INC /DE
filed 2002-05-15
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT

         For the transition period from             to


                         Commission File Number 1-11055

                                  Epigen, Inc.
        (Exact name of small business issuer as specified in its charter)

                Delaware              _                        04-3120172
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

                                 (845) 677-5317
                 (Issuer's telephone number including area code)

            (Former name, former address and former fiscal year, if
                        changed since last report): n/a

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [ X ]                          No [   ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at May 14, 2002 was 1,395,154.

Transitional Small Business Disclosure Format (check one):

                                    Yes [ X ]                          No [   ]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX


                                                                          Page
                                                                         Number

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets
                  at March 31, 2002 and December 31, 2001                     1

              Statements of Operations
                  for the three month periods ended March 31, 2002
                  and March 31, 2001, and cumulative
                  from inception (January 28, 1987) to March 31, 2002         2

              Statements of Cash Flows
                  for the three month periods ended March 31, 2002
                  and March 31, 2001, and cumulative from
                  inception (January 28, 1987) to March 31, 2002              3

              Notes to Financial Statements                               4 - 6

Item 2.       Management's Discussion and Analysis or Plan of Operation   7 - 9


PART II  OTHER INFORMATION

Item 2(c)     Information Regarding the Sale of Unregistered Securities During
              the three month period ended March 31, 2002                   10

Item 5.       Other Information                                             10

Item 6.       Exhibits and Reports on Form 8-K                              11


SIGNATURES  ................................................................12

                              EPIGEN, INC.
                    (Formerly COD Associates, L.P.)
                     (A Development Stage Company)
                             BALANCE SHEETS


                                                                   March 31,    December 31,
                                                                      2002            2001
                                                                      ----            ----
ASSETS
Current Assets:
   Cash and cash equivalents ..............................   $     78,122    $    121,538
  Loan and interest receivable - officer
                                                                   112,718         110,206
   Prepaid expense
                                                                     3,000            --
                                                                     -----          -----
      Total Current Assets
                                                                   193,840         231,744

Office and lab equipment, net
of accumulated depreciation of
   $64,585 and $61,918
                                                                    34,336          37,003
                                                                    ------          ------
      Total Assets ........................................   $    228,176    $    268,747
                                                              ============    ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
   Note payable demand ....................................   $    105,805    $    105,805
   Due to officers
                                                                   797,334         785,523
   Notes payable - bridge loans ...........................      1,100,000
                                                                                   600,000
   Accrued interest due to officers
                                                                   142,390         130,307
   Accrued direct research & development costs
                                                                   679,410         656,102
   Accrued professional fees
                                                                   716,151         592,495
   Accrued payroll
                                                                     3,045           7,084
   Other accrued expenses
                                                                    85,825         114,522
                                                                    ------         -------
      Total Current Liabilities ...........................      3,629,960       2,991,838
                                                                 =========       =========


STOCKHOLDERS' DEFICIT
   Preferred Stock - 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.01 par
       value, issued and outstanding - 184,332 shares at
       March 31, 2002 and December 31, 2001
                                                                     1,843           1,843
     500,000 shares designated as Series B, $.01 par value, issued and outstanding - 37,500 shares at March 31, 2002 and December 31, 2001
                                                                       375             375
   Common Stock - 50,000,000 shares authorized, $.01 par value, issued and outstanding - 1,395,154
       shares at March 31, 2002
                                                                    13,952          13,945
   Additional paid-in capital .............................     21,004,447      20,996,944
   Stock subscriptions payable
                                                                   300,000         300,000
   Deficit accumulated during development stage ...........    (24,722,401)    (24,036,198)
                                                               -----------     -----------
      Total Stockholders' Deficit .........................     (3,401,784)     (2,723,091)
                                                                ----------      ----------

      Total Liabilities & Stockholders' Deficit ...........   $    228,176    $    268,747
                                                              ============    ============





                      EPIGEN, INC
              (formerly COD Associates, L.P.)
               (A Development Stage Company)


                STATEMENTS OF OPERATIONS

                                                                                                                     Cumulative
                                                                For the Three .......For the Three                      from
                                                                Months Ended ....... Months Ended                    Inception to
                                                                  March 31, .........  March 31,                       March 31,
                                                                    2002                 2001                            2002

Revenues:
 Contract research .............................................$    --           $       --                         $        5,000
 Licensing fees                                                                                                               1,600
 Management fee income                                                                                                       23,219
 Interest income                                                       2,362                3,467                            266,031
                                                                   ------------       ------------                    --------------
       Total Revenues                                                  2,362                3,467                            295,850
                                                                   ------------       ------------                    --------------
                                                                   ------------       ------------                    --------------

Operating Costs & Expenses:
 Direct research & development                                          253,315             96,082                        9,841,339
 General & administrative                                               421,683            321,452                       13,179,161
 Fees due to General Partner of the Predecessor
  & affiliates, forgiven and contributed to capital
                                                                       --                  --                             1,188,893
 Interest expense, net
                                                                      13,567              13,011                          1,017,452
                                                                   ------------        ------------                   --------------
                                                                   ------------        ------------                   --------------
      Total Operating Costs & Expenses                                688,565            430,545                         25,226,845
                                                                   ------------        ------------                   --------------
                                                                   ------------        ------------                   --------------

Net (loss) before extraordinary items ...............................(686,203)           (427,078)                      (24,930,995)

Extraordinary Item:
 Cancellation of debt income                                             --                  --                             208,594
                                                                   ------------        ------------                   --------------
                                                                   ------------        ------------                   --------------

Net (loss) ......................................................$   (686,203)       $   (427,078)                     $(24,722,401)
                                                                  ============         ============                   ==============
                                                                  ============         ============                   ==============

Basic and Diluted Earnings Per Share
  Net loss per share before extraordinary item ..................$      (0.49)       $      (0.33)
  Net loss per share on extraordinary item
                                                                   ------------       --------------
                                                                   ------------       --------------
                                                                   ------------       --------------
Net Loss Per Common Share ..............................................(0.49)              (0.33)
                                                                  ============        ==============
                                                                  ============        ==============

Weighted average number of shares
  of common stock outstanding .......................................1,394,828           1,275,228
                                                                  ============        ==============

                      EPIGEN, INC.
            (Formerly COD Associates, L.P.)
             (A Development Stage Company)
                STATEMENTS OF CASH FLOWS


                                                                                                 Cumulative
                                                            For the Three    For the Three          from
                                                             Months Ended      Months Ended     Inception to
                                                              March 31,        March 31,         March 31,
                                                                2002              2001              2002
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------
Cash Flows From Operating Activities:
 Net loss                                                      $ (686,203)      $ (427,078)     $ (24,722,401)
 Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization expense
                                                                     2,667            1,068            125,530
   Non-cash expenses paid in equity interest
                                                                         -                -          2,862,880
   Non-cash compensation expense associated
    with the grant of stock options and warrants
                                                                         -                -            427,964
 Debt converted to equity
                                                                     7,510           23,000          3,840,647
 Changes in operating assets and liabilities:
  Increase in prepaid expenses
                                                                   (3,000)                             (3,000)
  Increase (decrease) in accrued direct
   research and development costs
                                                                    23,308           77,201            679,410
  Increase (decrease) in accrued professional fees
                                                                   123,656           12,323            716,151
  Increase (decrease) in accrued payroll
                                                                   (4,039)           21,012              3,045
  Increase (decrease) in accrued expenses to
   affiliates, printing charges and other expenses
                                                                  (28,697)         (92,117)             85,825
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------
     Net Cash Provided By (Used In) Operating Activities
                                                                 (564,798)        (384,591)       (15,983,949)
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------

Cash Flows From Investing Activities:
 Purchase of office and lab equipment
                                                                         -                -          (102,916)
 Decrease (increase) in note and interest receivable
  from an officer/shareholder
                                                                   (2,512)          (3,467)          (112,718)
 Decrease (increase) in other assets
                                                                         -                -            (3,025)
 Increase in organizational costs
                                                                         -                -           (53,925)
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------
     Net Cash Provided By (Used In) Investing Activities
                                                                   (2,512)          (3,467)          (272,584)
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------

Cash Flows from Financing Activities:
 Increase in accrued interest payable
                                                                    12,083                             142,390
 Proceeds from issuance of common stock
                                                                         -          345,000         10,927,526
 Increase (decrease) in due to officers
                                                                    11,811          (5,000)            797,334
 Capital contributions
                                                                         -                -          2,141,600
 Proceeds from issuance of preferred stock
                                                                         -                -            820,000
 Increase (decrease) in note payable-demand
                                                                         -                -            105,805
 Increase in notes payable - bridge loans
                                                                   500,000                -          1,100,000
 Increase in stock subscriptions payable
                                                                         -                -            300,000
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------
     Net Cash Provided By (Used In) Financing Activities
                                                                   523,894          340,000         16,334,655
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------

Net increase (decrease) in cash and cash equivalents
                                                                  (43,416)         (48,058)             78,122
Cash and cash equivalents, beginning of period
                                                                   121,538           59,199                  -
                                                           ----------------  ---------------  -----------------
                                                           ----------------  ---------------  -----------------

Cash and cash equivalents, end of period                         $  78,122        $  11,141         $   78,122
                                                           ================  ===============  =================
                                                           ================  ===============  =================

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                $   1,022        $   1,612         $   89,725
  Income taxes paid during the period                            $   2,444         $    380         $   13,447


                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation:

         The financial statements as of March 31, 2002 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three month periods ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

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

5.     Related Party Transactions:

         Due to Officers:

         Amounts due to officers as of March 31, 2002 and December 31, 2001 were approximately as follows:

                                                                        March 31, December 31,
                                                                           2002         2001
                                                                           ----         ----

         Donald Fresne, Chairman of the Board and Chief
                  Executive Officer                                    $732,234       $730,123

         Richard Kent, Vice Chairman of the Board and Secretary          65,100         55,400
                                                                         ------         ------
                         Total                                         $797,334       $785,523
                                                                       ========       ========

         These amounts are principally due from accrued salary and life insurance premiums pursuant to current and prior employment agreements. In addition, accrued interest related to these amounts totaled $49,313 at March 31, 2002 and $40,551 at December 31, 2001.

         Due from Officers:

         Amounts receivable (including accrued interest) from Donald Fresne, Chairman of the Board and Chief Executive Officer were as follows for the three months ended March 31, 2002:
                       Balance January 1, 2002            $110,206
                       Additions                             2,512
                                                             -----
                       Balance March 31, 2002             $112,718
                                                           ========

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

5.       Related Party Transactions (Continued)

       Leased Office Space:

         The Company has leased (and continues to lease) since 1994 office space from a company wholly owned by the Chairman of the Board of Directors. Total rent paid through 1997 totaled $184,573. In 1998, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001. In 2001, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring in May 2004. Rent expense was $9,000 for the three months ended March 31, 2002 and 2001, respectively.

6.     Equity Transactions During the Three Months Ended March 31, 2002:

         The Company issued an additional 653 shares of common stock in coordination with a licensing agreement with the University of Rochester. The value of these shares for purposes of the licensing agreement is $11.50 per share totaling $7,510. The shares were issued at par with the balance of the price recorded as additional paid in capital.

         During January 2002, Registrant issued an aggregate of $500,000 principal amount of its 6% unsecured promissory notes with detachable warrants through a private placement arranged through Investec Ernst & Company, Inc. to a group of investors. Such notes are automatically convertible into shares of Registrant's Common Stock in the event the proposed private placement for an aggregate of up to $7,000,000 occurs at a rate of $6.46 per share, or an aggregate of 161,920 shares of Common Stock. In addition, upon such conversion the holders of such notes will receive warrants for an aggregate of 161,290 shares of Common Stock exercisable during the three year period following conversion at a rate of $4.32 per share. The detachable warrants may be exercised through January 28, 2005 for an aggregate of 72,050 shares of Common Stock at a rate of $6.46 per share. In the event the closing of the proposed private placement for an aggregate of $7,000,000 does not close by January 28, 2003, such notes shall be automatically converted into shares of Common Stock and warrants to purchase Common Stock at a rate equal to 20% less than the projected price of the securities intended to be sold in such private placement.

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

In addition to debt reduction, the Company continues to pursue funding from a variety of sources. Effective July 12, 2001, the Company entered into a letter of intent for the private placement of up to $7,000,000 of the Company's securities. There can be no assurance that such private placement will be successful, or that the Company will be successful in its efforts otherwise to raise additional capital. The Company continues to pursue its business plan to the extent resources permit.

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

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho-Clinical Diagnostics, John L. Daiss,Ph.D., former Fellow, John C. Mauck, Ph.D., and several technicians formerly employed by Ortho-Clinical Diagnostics, Inc. TheCompany also has retained Terry Platt, Ph.D., as a consultant. The Company opened a laboratory at the

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

University of Rochester in Rochester, New York in February 2001 where such persons continue the development of the Company's products.

The Company, through collaborations with hospitals in the Northeast and a major biopharmaceutical company, has completed a large clinical study on over 400 prostate cancer patients. The Company believes that the results demonstrate the viability of the HCA Test as a diagnostic aid. The study reveals the following results in a comparison between its HCA and PSA:

                           Parameter             HCA          PSA
                           ---------             ---           --
                           Sensitivity      96.4% (94%, 99%)  81.5%
                           Specificity      92.2% (89%, 96%)  51.6%
                           PPV(1)           90.9% (87%, 95%)  57.5%
                           NPV(2)           97%   (95%, 99%)  77.6%

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

The above table was developed in collaboration with a major biopharmaceutical company. Based on the above study, the Company believes that once the HCA Test is fully developed, it should serve as a highly accurate means for the detection of the absence or presence of prostate cancer. In addition, the HCA Test should eliminate many unnecessary painful biopsies and saving the health care industry in excess of one billion dollars per year.

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II  OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities During the

Three Month Period Ended March 31, 2002
 ------------------------------------------------------------------------

                  During January 2002, Registrant issued an aggregate of $500,000 principal amount of its 6% unsecured promissory notes with detachable warrants through a private placement arranged through Investec Ernst & Company, Inc. to a group of investors. Such notes are automatically convertible into shares of Registrant's Common Stock in the event the proposed private placement for an aggregate of up to $7,000,000 occurs at a rate of $6.46 per share, or an aggregate of 161,920 shares of Common Stock. In addition, upon such conversion the holders of such notes will receive warrants for an aggregate of 161,290 shares of Common Stock exercisable during the three year period following conversion at a rate of $4.32 per share. The detachable warrants may be exercised through January 28, 2005 for an aggregate of 72,050 shares of Common Stock at a rate of $6.46 per share. In the event the closing of the proposed private placement for an aggregate of $7,000,000 does not close by January 28, 2003, such notes shall be automatically converted into shares of Common Stock and warrants to purchase Common Stock at a rate equal to 20% less than the projected price of the securities intended to be sold in such private placement. In February 2002, Registrant issued to an affiliate of the University of Rochester 653 shares of the Registrant's Common Stock in lieu of a portion of the rent owed by Registrant to the University of Rochester for the lease of laboratory space. The issuance of such shares in lieu of cash is required pursuant to Registrant's lease for such space. Registrant valued such shares at $11.50 per share.
The issuance of the securities of Registrant in the above transactions was deemed to be exempt from registration under the Act by virtue of Section 4(2) thereof, as transactions not involving a public offering. The recipients of such securities either received adequate information about Registrant or had access, through other relationships with Registrant, to such information.

Item 5.  Other Information

Pursuant to unanimous written consents dated as of March 28, 2002, the holders of shares of Registrant's Series B Preferred Stock and its Board of Directors amended the terms of Registrant's Series B Preferred Stock to extend the mandatory redemption date for such Series B Preferred Stock from March 31, 2002 to December 31, 2002. Such action was accomplished through the filing of an Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on March 29, 2002. A copy of such Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware, is attached hereto as Exhibit 3.17.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.17 Certificate of Amendment of the Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on March 29, 2002.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                                                    EPIGEN, INC.


                                                 By: /s/: Donald C. Fresne
                                                     ------------------------
                                                      Donald C. Fresne, Chief
                                                  Executive Officer, Chairman
                                                  of the Board of Directors and
                                                  President


                                               By: /s/:  L. Courtney Schroder
                                                   --------------------------
                                                L. Courtney Schroder, Treasurer
                                                    and Chief Financial Officer