Form 10-Q
period 2002-06-30
EPIGEN INC /DE
filed 2002-08-14
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                  Form 10-QSB


                                   (Mark One)

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT

                For the transition period from          to
                                               ---------  ---------


                         Commission File Number 1-11055
                                                -------

                                  Epigen, Inc.
       (Exact name of small business issuer as specified in its charter)

               Delaware                               04-3120172
     ----------------------------------           --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification
                                                   Number)

                      69 North Tower Hill Road, PO Box L,
                              Millbrook, NY 12545
              (Address of principal executive offices) (Zip Code)

                                 (845) 677-5317
                                ---------------
                (Issuer's telephone number including area code)

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

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at August 13, 2002 was 1,443,154.

Transitional Small Business Disclosure Format (check one):

                                Yes [ X ] No [ ]

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

                                      INDEX


                                                                       Page
                                                                      Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
          at June 30, 2002 and December 31, 2001........................      1
         Statements of Operations
          for the six month periods ended June 30, 2002 and June 30,
          2001, and for the three month periods ended June 30, 2002 and
          June 30, 2001, and cumulative
          from inception (January 28, 1987) to June 30, 2002............      2

        Statements of Cash Flow
         for the six month periods ended June 30, 2002
         and June 30, 2001, and cumulative from
         inception (January 28, 1987) to June 30, 2002 ................       3

        Notes to Financial Statements  ................................   4 - 7

Item 2. Management's Discussion and Analysis or Plan of Operation  ..... 8 - 10


PART II  OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities During
          the three month period ended June 30, 2002.........................11

Item 5.       Other Information ...........................................  11

Item 6.       Exhibits and Reports on Form 8-K ..............................11


SIGNATURES  .................................................................12

CERTIFICATE PURSUANT TO TITLE 18 UNITED STATES CODE SECTION 1350.............13


                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  June 30,        December 31,
                                                                                   2002               2001
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $ 236,052            $ 121,538
   Loan and interest receivable - officer                                          58,791              110,206
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
      Total Current Assets                                                        294,843              231,744

Office and lab equipment, net of accumulated depreciation of
   $67,319 and $61,918                                                             32,106               37,003
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
      Total Assets                                                              $ 326,949            $ 268,747
                                                                         =================    =================
                                                                         =================    =================

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
   Note payable demand                                                          $ 105,805            $ 105,805
   Due to officers                                                                861,891              785,523
   Notes payable - bridge loans                                                 1,847,697              600,000
   Accrued interest                                                               162,497              130,307
   Accrued direct research & development costs                                    622,271              656,102
   Accrued professional fees                                                      678,080              592,495
   Accrued payroll                                                                  3,045                7,084
   Other accrued expenses                                                          77,270              114,522
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
      Total Current Liabilities                                                 4,358,555            2,991,838
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------


STOCKHOLDERS' DEFICIT
   Preferred Stock - 15,000,000 shares authorized of which:
     3,000,000 shares designated as Series A, $.01 par
       value, issued and outstanding - 184,332 shares at
       June 30, 2002 and December 31, 2001                                          1,843                1,843
     500,000 shares designated as Series B, $.01 par
       value, issued and outstanding - 37,500 shares at
       June 30, 2002 and December 31, 2001                                            375                  375
   Common Stock - 50,000,000 shares authorized,
     $.01 par value, issued and outstanding - 1,395,154
       shares at June 30, 2002                                                     13,952               13,945
   Additional paid-in capital                                                  21,004,447           20,996,944
   Stock subscriptions payable                                                    300,000              300,000
   Deficit accumulated during development stage                               (25,352,224)         (24,036,198)
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
      Total Stockholders' Deficit                                              (4,031,607)          (2,723,091)
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------

      Total Liabilities & Stockholders' Deficit                                 $ 326,948            $ 268,747
                                                                         =================    =================
                                                                         =================    =================






   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                         Cumulative
                                                        For the Three      For the Three   For the Six   For the Six         from
                                                         Months Ended      Months Ended    Months Ended  Months Ended   Inception to
                                                              June 30,       June 30,      June 30,       June 30,          June 30,
                                                                2002           2001         2002          2001               2002
                                                                ----           ----         ----          ----               ----
Revenues:
 Contract research                                              $ -           $ -           $ -            $ -              $ 5,000
 Licensing fees                                                   -             -             -              -                1,600
 Management fee income                                            -             -             -              -               23,219
 Interest income                                               1,951          3,120         4,314         6,587             267,983
                                                             ---------     ------------------------------------------      --------

      Total Revenues                                           1,951          3,120         4,314         6,587             297,802
                                                             ---------     ------------------------------------------      --------
                                                             ---------     ------------------------------------------      --------

Operating Costs & Expenses:
 Direct research & development                               196,580        194,174        431,488       290,256         10,019,512
 General & administrative                                    406,373        315,072        846,465       636,524         13,603,943
 Fees due to General Partner of the Predecesso
  & affiliates, forgiven and contributed to capital             -               -             -              -            1,188,893
 Interest expense, net                                        28,821         13,129         42,387        26,140          1,046,272
                                                            ---------      ------------------------------------------      --------
                                                            ---------      ------------------------------------------      --------
      Total Operating Costs & Expenses                       631,774        522,375       1,320,340      952,920         25,858,620
                                                            ---------      ------------------------------------------      --------
                                                            ---------      ------------------------------------------      --------

Net (loss) before extraordinary items                      (629,823)       (519,255)     (1,316,026)    (946,333)       (25,560,818)

Extraordinary Item:
 Cancellation of debt income                                    -               -             -              -              208,594
                                                            ---------      ------------------------------------------      --------
                                                            ---------      ------------------------------------------      --------

Net (loss)                                               $ (629,823)     $ (519,255)   $ (1,316,026)    $ (946,333)    $(25,352,224)
                                                         ============     ===========================================      ========
                                                         ============     ===========================================      ========

Basic and Diluted Earnings Per Share
  Net loss per share before extraordinary item             $ (0.45)      $    (0.38)     $    (0.94)    $    (0.70)
  Net loss per share on extraordinary item                     -                -             -                -
                                                        ------------      -------------------------------------------
                                                        ------------      -------------------------------------------
Net Loss Per Common Share                                  (  0.45)         (  0.38)        (  0.94)       (  0.70)
                                                        ============      ===========================================
                                                        ============      ===========================================


Weighted average number of shares

of common stock outstanding                               1,395,154       1,364,734        1,394,967      1,345,733
                                                        =============    ============================================
                                                        =============    ============================================

   The accompanying notes are an integral part of these financial statements.
                                        2

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                  For the Six        For the Six             from
                                                                   Months Ended       Months Ended       Inception to
                                                                   June 30,            June 30,            June 30,
                                                                     2002                2001                2002
                                                            --------------------   -----------------   -----------------
                                                            --------------------   -----------------   -----------------
Cash Flows From Operating Activities:
 Net loss                                                           $(1,316,026)         $ (946,333)      $ (25,352,224)
 Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization expense                                  5,401               2,135             128,264
   Non-cash expenses paid in equity interest                                  -                   -           2,862,880
   Non-cash compensation expense associated
    with the grant of stock options and warrants                              -                   -             427,964
 Debt converted to equity                                                 7,510              45,620           3,840,647
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued direct
   research and development costs                                       (33,831)             72,762             622,271
  Increase (decrease) in accrued professional fees                       85,585              15,034             678,080
  Increase (decrease) in accrued payroll                                 (4,039)             75,524               3,045
  Increase (decrease) in accrued expenses to
   affiliates, printing charges and other expenses                      (37,252)            (87,294)             77,270
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------
     Net Cash Provided By (Used In) Operating Activities             (1,292,652)           (822,552)        (16,711,803)
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------

Cash Flows From Investing Activities:
 Purchase of office and lab equipment                                      (504)                  -            (103,420)
(Decrease) increase in note payable
  from an officer/shareholder                                           (52,071)            (57,072)           (109,143)
 Decrease (increase) in note and interest receivable
  from an officer/shareholder                                            51,415              58,633             (58,791)
 Decrease (increase) in other assets                                          -                                  (3,025)
 Increase in organizational costs                                             -                                 (53,925)
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------
     Net Cash Provided By (Used In) Investing Activities                 (1,160)              1,561            (328,304)
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------

Cash Flows from Financing Activities:
 Increase in accrued interest payable                                    32,190                   -             162,497
 Proceeds from issuance of common stock                                       -             922,051          10,927,526
 Increase (decrease) in due to officers                                 128,439                   -             971,034
 Capital contributions                                                        -                   -           2,141,600
 Proceeds from issuance of preferred stock                                    -                   -             820,000
 Increase (decrease) in note payable-demand                                   -                   -             105,805
 Increase in notes payable - bridge loans                             1,247,697                   -           1,847,697
 Increase in stock subscriptions payable                                      -                   -             300,000
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------
     Net Cash Provided By (Used In) Financing Activities              1,408,326             922,051          17,276,159
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                    114,514             101,060             236,052
Cash and cash equivalents, beginning of period                          121,538              59,199                   -
                                                                ----------------   -----------------   -----------------
                                                                ----------------   -----------------   -----------------

Cash and cash equivalents, end of period                              $ 236,052           $ 160,259           $ 236,052
                                                                ================   =================   =================
                                                                ================   =================   =================

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                         $ 794                 $ -            $ 90,519
  Income taxes paid during the period                                       $ -                 $ -            $ 13,447




   The accompanying notes are an integral part of these financial statements.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis of Presentation:

         The financial statements as of June 30, 2002 are unaudited, but include all adjustments (consisting of normal, recurring adjustments), which the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the six month periods ended June 30, 2002 and June 30, 2001, and the three month periods ended June 30, 2002 and June 30, 2001 are not necessarily indicative of the results for the entire year. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes.

2.     Cash and Cash Equivalents:

         Cash and cash equivalents include all funds held in checking and money market bank accounts.

3.     Net Loss per Share:

         Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period adjusted for the 1 for 10 reverse stock split effective November 8, 2001. All outstanding warrants and options have been excluded from the calculation, as they are antidilutive.

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

         The Company entered into an agreement dated as of March 31, 1999 with Vacold, LLC for the creation of an IgG antibody. In lieu of cash, Vacold received 43,371 shares of the Company's common stock. In addition, Vacold is to receive a 3% royalty on Epigen's sales that include any IgG antibodies developed in Vacold's laboratory. A second contract was negotiated with Vacold for ongoing R&D. Vacold was to be responsible for the optimization and demonstration of the new assay to prospective strategic partners. The Agreements with Vacold were terminated on October 1, 2000 by mutual consent. The Company has opened a new laboratory at the University of Rochester in Rochester, NY, to continue the development of diagnostics.

5.     Related Party Transactions:

         Due to Officers:

         Amounts due to officers as of June 30, 2002 and December 31, 2001 were approximately as follows:

                                                           June 30, December 31,
                                                             2002       2001
                                                              ----      ----
         Donald Fresne, Chairman of the Board and Chief
                  Executive Officer                       $789,891  $ 730,123

         Richard Kent, Vice Chairman of the Board and       72,000     55,400
                  Secretary                                 ------     ------

                           Total                          $861,891    $785,523
                                                           ========   ========

         These amounts are principally due from accrued salary and life insurance premiums pursuant to current and prior employment agreements. In addition, accrued interest related to these amounts totaled $49,459 at June 30, 2002 and $40,551 at December 31, 2001.

         Due from Officers:

         Amounts receivable from Donald Fresne, Chairman of the Board and Chief Executive Officer at June 30, 2002 were as follows:

         Loan receivable                             $ 52,07
         Interest receivable                             385
         Travel advance and other receivable           6,335
                                                    ---------
        Balance June 30, 2002                       $ 58,791
                                                     ========

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

5.       Related Party Transactions (continued)

         Per agreement between the Chairman and the Company, 50% of the loan receivable on June 1, 2002 was offset against the loan payable. In addition, all interest receivable on June 1, 2002 was offset against interest payable.

         Leased Office Space:

         Since 1994 the Company has leased (and continues to lease) office space from a company wholly owned by the Chairman of the Board of Directors. Total rent paid through 1997 totaled $184,573. In 1998, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring May 2001. In 2001, this lease was renewed at a rate of $3,000 per month for a term of three years, expiring in May 2004. Rent expense was $9,000 for the three months ended June 30, 2002 and 2001, respectively.

6.     Equity Transactions During the Three Months Ended June 30, 2002:

         During the quarter ended June 30, 2002, the Company received $747,697 as proceeds of a private placement of Bridge Units arranged through Investec Ernst & Company (the "Placement Agent"). The terms and conditions governing these notes have not been finalized at the date of this report. As a result, the notes and warrants have not been issued. The final terms are expected to be as follows:

         The Bridge Units will comprise a (a) 6% Convertible Promissory Note ("Bridge Note") and (b) three-year warrants ("Bridge Warrants") to purchase shares of common stock.

         Bridge Note - Each Bridge Note will pay interest, in cash, at the rate of 6% per annum through the date of conversion of the Bridge Note. Upon an issuance or sale of equity securities by the Company through (i) the Placement Agent or (ii) an offering which results in gross proceeds of not less than $5,000,000 (an "Equity Placement"), including proceeds of this offering and $1,100,000 of previous bridge financing, each Bridge Note shall be automatically converted into shares of Common Stock at 10% discount to the actual price of the equity securities issued by the Company pursuant to such Equity Placement. If not previously converted pursuant to an Equity Placement by December 31, 2002, each Bridge Note shall be automatically converted into a number of shares of common stock and warrants to purchase shares of common stock at a discount of 20% to the projected price of the equity securities to be issued in such Equity Placement.

         Bridge Warrant - For each $100,000 in Bridge Notes, an investor will receive a Bridge Warrant entitling such holder to purchase approximately 11,654 shares of common stock at an exercise price per share of $7.96. The number of shares and exercise price will be subject to adjustment for events subsequent to the issuance, as provided in the actual Bridge Warrant.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

         The Company has recorded a liability of $16,640 for the interest expense to June 30, 2002. The fee paid to the Placement Agent was 10% of the proceeds. In addition, they were also paid 2% of the proceeds as a non-accountable reimbursement for out of pocket expenses.

         By mutual agreement between the investors and the Company, the automatic conversion of previously issued Bridge Notes into common stock expected to occur on March 31, 2002 was postponed to December 31, 2002.

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

PART I   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

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

The Company has hired Paul Schnipelsky, Ph.D., former Vice President of Research from Ortho-Clinical Diagnostics, John L. Daiss, Ph.D., former Fellow, John C. Mauck, Ph.D., and several technicians formerly employed by Ortho-Clinical Diagnostics, Inc. The Company also has retained Terry Platt, Ph.D., as a consultant. The Company opened a laboratory at the

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)
        -----------------------------------------------------------

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

                                  EPIGEN, INC.
                         (Formerly COD Associates, L.P.)
                          (A Development Stage Company)


PART II  OTHER INFORMATION

Item 2(c) Information Regarding the Sale of Unregistered Securities During
          ----------------------------------------------------------------
          the Three Month Period Ended June 30, 2002
          ------------------------------------------

During April and June 2002, Registrant issued an aggregate of$750,000 principal amount of its 6% unsecured promissory notes with detachable warrants through a private placement arranged through Investec Ernst & Company, Inc. to a group of investors. Such notes are automatically convertible into shares of Registrant's Common Stock in the event the proposed private placement for an aggregate of up to $7,000,000 occurs at a rate of $5.36 per share, or an aggregate of 139,925 shares of Common Stock. In addition, upon such conversion the holders of such notes will receive warrants for an aggregate of 139,925 shares of Common Stock exercisable during the three year period following conversion at a rate of $5.36 per share. The detachable warrants may be exercised through the period of April 25, through June 20, 2005 for an aggregate of 87,623 shares of Common Stock at a rate of $7.96 per share. In the event the closing of the proposed private placement for an aggregate of $7,000,000 doesnot close by January 28, 2003, such notes shall be automatically converted into shares of Common Stock and warrants to purchase Common Stock at a rate equal to 20% less than the projected price of the securities intended to be sold in such private placement.


In May 2002, Registrant issued to an affiliate of the University of Rochester 653 shares of the Registrant's Common Stock in lieu of a portion of the rent owed by Registrant to the University of Rochester for the lease of laboratory space. The issuance of such shares in lieu of cash is required pursuant to Registrant's lease for such space. Registrant valued such shares at $11.50 per share.


Also, Registrant issued seven year options to purchase up to 3,700 shares of its Common Stock to Richard Kent, Vice Chairman of the Board of Directors and Secretary of the Company, at an exercise price of $5.00 per share. Such options were issued pursuant to Mr. Kent's employment agreement with the Company.


The issuance of the securities of Registrant in the above transactions was deemed to be exempt from registration under the Act by virtue of Section 4(2) thereof, as transactions not involving a public offering. The recipients of such securities either received adequate information about Registrant or had access, through other relationships with Registrant, to such information.



Item 5.           Other Information - None
                  ------------------------

Item 6.           Exhibits and Reports on Form 8-K - None
                  ---------------------------------------

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August ___, 2002


                                        EPIGEN, INC.


                                        By: /s/: Donald C. Fresne
                                            ----------------------
                                             Donald C. Fresne, Chief
                                             Executive Officer, Chairman of the
                                             Board of Directors and President


                                         By: /s/: L. Courtney Schroder
                                            --------------------------
                                             L. Courtney Schroder, Treasurer
                                             and Chief Financial Officer

CERTIFICATE PURSUANT TO TITLE 18 UNITED STATES CODE SECTION 1350:


The undersigned, Chief Executive Officer and Treasurer of Epigen, Inc. ("Issuer"), hereby certify that the periodic report on Form 10-QSB to which this Certificate is attached containing financial statements filed by Issuer with the Securities and Exchange Commission pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Issuer.



Date:                                        _________________________________
                                             Donald C. Fresne, Chief Executive
                                             Officer



Date:                                        _________________________________
                                             L. Courtney Schroder, Treasurer
                                             (Chief Financial Officer)