Form 10-Q/A
period 2002-06-30
EPIGEN INC /DE
filed 2002-08-14
CIK 879354

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                  Form 10-QSB/A


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

Dated:  August 14, 2002


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



Date: August 14, 2002                        /s/: Donald C. Fresne
                                             ---------------------------------
                                             Donald C. Fresne, Chief Executive
                                             Officer



Date: August 14, 2002                        /s/: L. Courtney Schroder
                                             ---------------------------------
                                             L. Courtney Schroder, Treasurer
                                             (Chief Financial Officer)